Form 10-K405
period 1995-12-31
ML FUTURES INVESTMENTS II LP
filed 1996-03-29
CIK 811533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 (Fee Required)

                 For the fiscal year ended:  December 31, 1995
                                       or
                  ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               (No Fee Required)

                        Commission file number:  0-16746

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                13-3481305
       --------------------------------------        ----------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                (formerly, ML Futures Investment Partners Inc.)
                        Merrill Lynch World Headquarters
                             World Financial Center
                 South Tower, 6th Fl., New York, NY  10080-6106
                 ----------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4161
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                                                      Limited Partnership Units
                                                      -------------------------
                                                           (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X         No_____
                                                 ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      Documents Incorporated By Reference

 The registrant's "1995 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1995.

                         ML FUTURES INVESTMENTS II L.P.
                      Annual Report for 1995 on Form 10-K

                               Table of Contents
                               -----------------

           PART I                                                       PAGE
           ------                                                       ----
Item 1.    Business                                                        1

Item 2.    Properties                                                      2

Item 3.    Legal Proceedings                                               2

Item 4.    Submission of Matters to a Vote of
           Security Holders                                                2

                                    PART II

Item 5.    Market for Registrant's Common
           Equity and Related Stockholder Matters                          3

Item 6.    Selected Financial Data                                         3

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   3

Item 8.    Financial Statements and Supplementary Data                     5

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             5

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant              5

Item 11.   Executive Compensation                                          7

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                  7

Item 13.   Certain Relationships and Related Transactions                  7

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                             7

                                    PART I
                                    ------

Item 1:  Business
         --------

      (a) General Development of Business:
          -------------------------------

          ML Futures Investments II L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 20, 1987. The original public offering of units of limited partnership interest (the "Original Units") commenced on February 2, 1988 and the Partnership began trading on May 2, 1988. A reopening of units of limited partnership interest (the "Additional Units") commenced on July 5, 1988 and was completed on July 28, 1988. The Additional Units began trading on July 29, 1988. The Original Units and the Additional Units are collectively referred to herein as the "Units." From its inception through December 31, 1991, the Partnership, through a joint venture (the "Joint Venture") with Commodities Corporation (U.S.A.) N.V. (the "Trading Manager"), engaged in speculative trading of commodity futures, forward and options contract. The Joint Venture with the Trading Manager was terminated on December 31, 1991. The General Partner assumed all responsibilities of the Partnership, including the "trading manager" role previously the responsibility of the Trading Manager. Effective January 1, 1992, the Partnership's assets were allocated by the General Partner to several "Trading Advisors" utilizing different trading approaches.

         Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) (the "General Partner" or "MLIP") acts as the general partner of the Partnership and Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") has been selected as the Partnership's principal commodity broker. The General Partner is currently a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

      (b) Financial Information about Industry Segments:
          ---------------------------------------------
          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

      (c) Narrative Description of Business:
          ---------------------------------

          The Partnership is a speculative commodity pool and, as such, the success of its operations depends entirely upon the profitability of the trading decisions made by the multiple Trading Advisors selected to manage its assets.

          The Partnership has been structured so as to provide the benefits of broad diversification not only of commodities traded but also of trading approaches. The Trading Manager initially selected ten trading methods to be implemented by eight Trading Advisors. Each method had been allocated a certain percentage of the Joint Venture's assets and traded independently of each other. The proceeds of the Additional Units sold have been similarly allocated, but among eight trading methods rather than ten methods. The initial Trading Advisors and their trading methods were chosen so as to, collectively, represent a mixture of both discretionary and systematic trading methods utilizing fundamental and technical analysis and trading, from time to time, in each of the six sectors of the world economy, namely, currencies, financial instruments, stock indexes, metals and petroleum and agricultural products. The Trading Manager, with the consent of the General Partner, reallocated the assets of the Joint Venture among existing Trading Advisors and added to or deleted from the Partnership line-up Trading Advisors as the conditions warranted.

         MLF, an affiliate of the General Partner, acts as principal commodity broker for the Partnership. From its inception of trading through December 31, 1991, the Partnership paid MLF brokerage commissions at a flat monthly rate of 1.0% (a 12% annual rate) of the Partnership's month-end Net Assets, before reduction for such commissions or for any New Profits Account accruals. Effective January 1, 1992, this rate was reduced to a flat monthly rate of 0.83% (a 10% annual rate). Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker will be reduced to .8125% (a 9.75% annual rate), and the Partnership will pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the years ended December 31, 1995, 1994 and 1993 was approximately $90, $24 and $28, respectively (not including forward contracts on a futures contract equivalent basis).

          The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB") for all of the Partnership's currency trades. The F/X Desk contacts at least two counterparties in addition to MLIB for a price quote on each trade. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee (at current exchange rates) equal to approximately $5.00 to $12.50 on each purchase or sale of a futures-contract equivalent face amount of a foreign
currency on each transaction.   No service fee is charged on trades awarded to
MLIB (on which MLIB receives a "bid-ask" spread). MLIB is awarded trades only if its price is (without the service fee) equal to or better than the best price (including the service charge) offered by any of the other counterparties contacted.

          The F/X Desk trades using credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

          Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). In its EFP trading with Merrill Lynch, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity. The General Partner estimates the Partnership's service fee and EFP differential costs to total no more than .25 of 1% of the partnership's average month-end Net Assets on an annual basis.

          The Fund, to the extent that it has executed currency EFP transactions in the past, has both acquired its cash positions and effected the exchange of positions for futures contracts through brokers other than MLF (to which the futures positions were ultimately given up to be cleared).

          The Commodity Broker pays each Trading Advisor a monthly Consulting Fee ranging from 2%-4% annually of the Partnership's month-end Net Assets allocated to the respective Trading Advisors. In addition, each Trading Advisor will receive a quarterly profit share from the Partnership ranging from 15%-25% of any New Trading Profit.

          The Trading Advisors also engage in trading on commodity exchanges outside the United States on behalf of the Partnership. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. Furthermore, as the Partnership determines its Net Asset Value in United States dollars, with respect to trading on foreign markets the Partnership is subject to the risk of fluctuations in the exchange rate between the local currency and dollars and to the possible imposition of exchange controls.

          A substantial portion of the Partnership's assets are maintained as cash in trading accounts with the Commodity Broker. The Commodity Broker credits the Partnership's accounts with interest on its assets (not all of which are available for investment) at a rate of 0.5% per annum below the 91-day Treasury bill rate. Certain of the Partnership's assets are invested in short-term sovereign debt obligations of foreign countries and used to margin futures positions on such countries exchanges.

          Each Limited Partner may redeem any or all of their Units at month-end upon notifying the General Partner ten days prior to such month-end. Each Unit redeemed is paid the current month-end Net Asset Value as calculated by the General Partner.

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership is generally not subject to regulation by the Securities and Exchange Commission.

          (i) through (xii) -- not applicable.

          (xiii)  The Partnership has no employees.

       (d) Financial Information about Foreign and Domestic Operations and
           ---------------------------------------------------------------
Export Sales:
------------

          The Partnership does not engage in material operations in foreign countries (although it does trade on certain foreign exchanges), nor is a material portion of the Partnership's revenues derived from customers in foreign countries.

Item 2:  Properties
         ----------

         The Partnership does not use any physical properties in the conduct of its business.

         The Partnership's principal place of business is the principal place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from its offices.

Item 3:  Legal Proceedings
         -----------------

         There are no pending legal proceedings to which the Partnership is a party.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Partnership has never submitted any matters to a vote of its Limited Partners.

                                    PART II
                                    -------

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      (a) Market Information:
          ------------------
          There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

      (b) Holders:
          -------
          As of December 31, 1995, there were 1,192 Unitholders, including the General Partner.

      (c) Dividends:
          ---------
          The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any such distributions in the future.

Item 6:  Selected Financial Data
         -----------------------

      The following is a summary of selected consolidated financial data of the
Partnership:

                            Year Ended     Year Ended     Year Ended    Year Ended     Year Ended
                           December 31,   December 31,   December 31,  December 31,   December 31,
                               1995           1994           1993          1992           1991
                           -------------  -------------  ------------  -------------  -------------
Revenues:
  Realized gain (loss)      $ 3,732,452    $ 1,431,115    $ 5,305,174   $   817,378    $  (364,421)
  Change in unrealized
    (loss) gain                (120,416)      (270,445)       729,583       635,336       (992,609)
      Interest income           806,886        614,734        451,294       714,596      2,200,091
                            -----------    -----------    -----------   -----------    -----------
      Total revenues          4,418,922      1,775,404      6,486,051     2,167,310        843,061
Expenses:
  Brokerage commissions       1,622,255      1,764,298      2,148,038     2,645,916      4,968,584
  Profit Shares                 293,724        380,332        654,698       737,762            -0-
                            -----------    -----------    -----------   -----------    -----------
  Total expenses              1,915,979      2,144,630      2,802,736     3,383,678      4,968,584

Income (Loss) before
  minority interest           2,502,943       (369,226)     3,683,315    (1,216,368)    (4,125,523)

Minority interest in
  earnings of
  Joint Venture                       -              -              -             -        773,192
                            -----------    -----------    -----------   -----------    -----------

Net Income (Loss):          $ 2,502,943    $  (369,226)   $ 3,683,315   $(1,216,368)   $(3,352,331)
                            ===========    ===========    ===========   ===========    ===========


Total Assets                $16,706,533    $17,152,736    $20,106,543   $22,753,531    $36,074,008
Total Partners' Capital     $16,135,438    $16,768,729    $19,683,900   $21,731,518    $33,036,777

Net Asset Value
per Unit
at December 31:                 $166.06        $141.84        $143.81       $121.17        $125.14

Item 7:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of January 1, 1996, the Partnership's assets were allocated as follows:

TRADING ADVISOR                    MARKETS TRADED      % ALLOCATION
---------------                    --------------      ------------

Chesapeake Capital Corporation     Diversified                 24.05
Sjo, Inc.                          Diversified                 23.72
West Course Capital, Inc.          Diversified                 22.76
Red Oak Commodity Advisors Inc.    Currencies                  18.66
Blenhiem Investments, Inc.         Diversified Program         10.81
                                                              ------
                                                              100.00

         MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
-------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches).

Performance Summary
-------------------

         During 1993, the Fund's average month-end Net Assets equalled $19,854,227, and the Fund recognized gross trading gains of $6,034,757 or 30.40% of such average month-end Net Assets. Brokerage commissions of $2,148,038 or 10.82% and Profit Shares of $654,698 or 3.30% of average month-end Net Assets were paid. Interest income of $451,294 or 2.27% of average month-end Net Assets resulted in net income of $3,683,315 or 18.55% of average month-end Net Assets, which resulted in a 18.68% increase in the Net Asset Value per Unit.

         During 1994, the Fund's average month-end Net Assets equalled $16,535,591, and the Fund recognized gross trading gains of $1,160,670 or 7.02% of such average month-end Net Assets. Brokerage commissions of $1,764,298 or 10.67% and Profit Shares of $380,332 or 2.30% of average month-end Net Assets were paid. Interest income of $614,734 or 3.72% of average month-end Net Assets resulted in a net loss of $369,226 or 2.23% of average month-end Net Assets, which resulted in a 1.37% decrease in the Net Asset Value per Unit.

         During 1995, the Fund's average month-end Net Assets equalled $15,805,702, and the Fund recognized gross trading gains of $3,612,036 or 22.85% of such average month-end Net Assets. Brokerage commissions of $1,622,255 or 10.26% and Profit Shares of $293,724 or 1.86% of average month-end Net Assets were paid. Interest income of $806,886 or 5.11% of average month-end Net Assets resulted in net income of $2,502,943 or 15.84% of average month-end Net Assets which resulted in a 17.08% increase in the overall Net Asset Value of the Fund.

         In its past 36 months of trading, the Fund experienced 20 profitable months and 16 unprofitable months.

                                          MONTH-END NET ASSET VALUE PER UNIT
        ----------------------------------------------------------------------------------------------------------
         Jan.     Feb.     Mar.     Apr.      May     June     July     Aug.     Sept.    Oct.     Nov.     Dec.
        -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
1993    $119.92  $129.35  $131.25  $133.52  $133.12  $138.58  $144.47  $147.25  $142.23  $140.00  $137.99  $143.81
1994    $136.63  $131.58  $128.36  $127.05  $136.94  $142.63  $139.91  $134.39  $139.23  $140.42  $141.56  $141.84
1995    $137.22  $137.47  $145.26  $145.14  $154.53  $147.52  $145.50  $150.48  $151.82  $150.72  $155.36  $166.06

Importance of Market Factors
----------------------------

         Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day).
Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions.
Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

         Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
-------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
---------

         Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

     The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

Capital Resources
-----------------

         The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements required by this Item are included on pages E-1 through E-15 of this report.

         The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III
                                    --------

Item 10:  Directors and Executive Officers of the Registrant
          --------------------------------------------------

      (a,b)  Identification of Directors and Executive Officers:
             --------------------------------------------------

             As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

             Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.), a Delaware corporation, was organized in 1986 in order to serve as the general partner of commodity pools for which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as selling agent. The offices of the General Partner are located at Merrill Lynch World Headquarters, 6th Floor, South Tower, World Financial Center, New York, New York 10080-6106; telephone
(212) 236-4161.

            The directors and officers of the General Partner, and titles as of December 31, 1995 are as follows:

   John R. Frawley, Jr.    President, Chief Executive Officer and Director
   James M. Bernard        Chief Financial Officer, Senior Vice President and
                           Treasurer
   Jeffrey F. Chandor      Senior Vice President and Director of Sales,
                           Marketing and Research
   William T. Maitland     Secretary and Director
   Allen N. Jones          Chairman and Director

           John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP and Co-Chairman of Merrill Lynch Futures. He joined MLPF&S in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. From its formation in 1990 through its dissolution in 1994, Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, Mr. Frawley was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization and Vice Chairman of the Futures Industry Institute.

          James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined Merrill Lynch Futures in 1983. Prior to such time he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor with Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

          Jeffrey F. Chandor was born in 1945. Mr. Chandor is Senior Vice President and the Director of Sales, Marketing and Research of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          William T. Maitland was born in 1949. From MLIP's inception in August 1986 through June 1, 1988, Mr. Maitland was the Secretary and a Director of MLIP and, on August 15, 1992, he once again assumed these positions. Mr. Maitland is the General Counsel for Futures & Options for MLPF&S, a position he has held since November 1990, and is a member of the Board of Directors of Merrill Lynch Futures. In 1971, Mr. Maitland graduated with a Bachelor of Arts degree from Fordham University where his field of concentration was economics. In 1974, he received his Juris Doctor degree from Fordham Law School. Mr. Maitland joined MLPF&S in 1979. Mr. Maitland is presently a member of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and a past President of the Executive Committee of the Law & Compliance Division of the FIA. He is a member of the Committee on Commodities Regulation of the Association of the Bar of the City of New York.

          Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to May 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Prior to January 1990, he held the position of Senior Regional Vice President of MLPF&S.

      (c) Identification of Certain Significant Employees:
          -----------------------------------------------
          None.

      (d) Family Relationships:
          --------------------
          None.

      (e) Business Experience:
          -------------------
          See Item 10(a)(b) above.

      (f) Involvement in Certain Legal Proceedings:
          ----------------------------------------
          None.

      (g) Promoters and Control Persons:
          ------------------------------
          The General Partner is the sole promoter and controlling person of the Partnership.

Item 11:  Executive Compensation
          ----------------------

          The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays brokerage commissions to an affiliate of the General Partner. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12:  Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1995, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

      (b) Security Ownership of Management:
          --------------------------------
          As of December 31, 1995, none of the officers or directors of the General Partner owned Units.

          As of December 31, 1995, the General Partner owned 1,229 Units, which was less than 2% of the total Units outstanding.

      (c) Changes in Control:
          ------------------
          None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

      (a) Transactions with Management and Others:
          ---------------------------------------

          The General Partner performs certain services for the Partnership, which includes serving as trading manager to select Trading Advisors to direct trading decisions for the Partnership and providing for all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner pays all expenses relating to such services.

      (b) Certain Business Relationships:
          ------------------------------
          MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

          In 1995, the Partnership incurred an expense of $1,622,255 in brokerage commissions to the Commodity Broker, which includes $405,279 in consulting fees earned by the Commodity Broker to the Trading Advisors.

          See Item 1(c) "Narrative Description of Business" for a discussion of other business dealings between MLIP affiliates and the Partnership.

      (c)  Indebtedness of Management:
           --------------------------
           The Partnership is prohibited from making any loans.

      (d)  Transactions with Promoters:
           ---------------------------
           Not applicable.

                                    PART IV
                                    -------

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

       (a)1.  Financial Statements:
              --------------------
                                                          Page
                                                          ----

            Independent Auditors' Report                   E-5

           Statements of Financial Condition
             as of December 31, 1995 and 1994              E-6

           For the Years Ended December 31,
            1995, 1994 and 1993:
              Statements of Operations                     E-7
              Statements of Changes in Partners' Capital   E-8

            Notes to Financial Statements                  E-9

       (a)2. Financial Statement Schedules:
             -----------------------------

             Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

       (a)3.  Exhibits:
              --------
              The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation  Description
-----------  -----------

1.01 Form of Selling Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Trading Manager, each Trading Advisor and the Selling Agent.

Exhibit 1.01:     Is incorporated by reference from Exhibit 1.01 contained in
------------      Amendment No. l to the Registration Statement (File No.
                  33-12645) filed on February 2, 1988, on Form S-l under the
                  Securities Act of 1933.

3.01              Limited Partnership Agreement of the Partnership.

Exhibit 3.01:     Is incorporated by reference from Exhibit 3.0l contained in
------------      Amendment No. l (as Exhibit A) to the Registration Statement
                  (File No. 33-12645) filed on February 2, 1988, on Form S-l under the Securities Act of 1933.

3.01(a)           Amended and Restated Limited Partnership Agreement.

Exhibit 3.01(a):  Is incorporated by reference from Exhibit 3.03 contained in
---------------   Amendment No. 2 to the Registration Statement (File No.
                  33-12645) filed on February 2, 1988, on Form S-l under the
                  Securities Act of 1933.

3.01(b) Amendment No. 2 to the Amended and Restated Limited Partnership Agreement, dated March 1, 1990.

Exhibit 3.01(b):  Is incorporated by reference from Exhibit 3.01(b) contained in
---------------   the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1989.

3.01(c) Amendment No. 3 to the Amended and Restated Limited Partnership Agreement, dated June 10, 1992.

Exhibit 3.01(c):  Is incorporated by reference from Exhibit 3.01(c) contained in
---------------   the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1992.

3.01(d) Amendment No. 4 to the Amended and Restated Limited Partnership Agreement, dated June 18, 1992.

Exhibit 3.01(d):  Is incorporated by reference from Exhibit 3.01(d) contained in
---------------   the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1992.

3.01(e) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(e):  Is incorporated by reference from Exhibit 3.01(e) contained in
---------------   the Registrant's report on Form 10-Q for the Quarter Ended
                  June 30, 1995.

3.03 Amended and Restated Certificate of Limited Partnership of the Partnership, dated March 1, 1990.

Exhibit 3.03:     Is incorporated by reference from Exhibit 3.03 contained in
------------      the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1989.

3.03(a) Amended and Restated Certificate of Limited Partnership of the Partnership, dated June 10, 1992.

Exhibit 3.03(a):  Is incorporated by reference from Exhibit 3.03(a) contained in
---------------   the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1992.

3.03(b) Amended and Restated Certificate of Limited Partnership of the Partnership, dated June 18, 1992.

Exhibit 3.03(b):  Is incorporated by reference from Exhibit 3.03(b) contained in
---------------   the Partnership's report on Form 10-K for the fiscal year
                  ended December 31, 1992.

10.14(j) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.14(j): Is incorporated by reference from Exhibit 10.14(j) contained ----------------- in the Registrant's report on Form 10-Q for the Quarter Ended
                  June 30, 1995.

13.01             1995 Annual Report and Independent Auditors' Report.

Exhibit 13.01:    Is filed herewith.
-------------

99.01(a)          Prospectus of the Partnership, dated February 2, 1988.

Exhibit 99.01(a): Is incorporated by reference as filed with the Securities and ---------------- Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933, as amended, on February 5, 1988.

99.01(b)          Prospectus of the Partnership, dated July 5, 1988.

Exhibit 99.01(b): Is incorporated by reference as filed with the Securities and ---------------- Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933, as amended, on July 6, 1988.

99.01(c) Supplement to the Prospectus accompanying the Partnership's December 1990 monthly report.

Exhibit 99.01(c): Is incorporated by reference from Exhibit 28.01(b) contained ---------------- in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1991.



       (b)  Reports on Form 8-K:
            -------------------
       Form 8-K was filed by the Registrant on July 28, 1995 disclosing MLIP's name change from ML Futures Investment Partners Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ML FUTURES INVESTMENTS II L.P.

                           By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                           General Partner


                     By:  /s/ John R. Frawley, Jr.
                          ------------------------
                          John R. Frawley, Jr.
                          President, Chief Executive Officer and
                          Director (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                  Title                       Date
-------------------------  -------------------------------------  --------------

/s/John R. Frawley, Jr.    President and Chief Executive Officer  March 28, 1996
-------------------------  and Director
John R. Frawley, Jr.

/s/James M. Bernard        Chief Financial Officer, Treasurer     March 28, 1996
-------------------------  (Principal Financial and Accounting
James M. Bernard           Officer) and Senior Vice President

/s/Jeffrey F. Chandor      Senior Vice President and Director     March 28, 1996
-------------------------  of Sales, Marketing and Research
Jeffrey F. Chandor

/s/William T. Maitland     Director                               March 28, 1996
-------------------------
William T. Maitland

/s/Allen N. Jones          Director                               March 28, 1996
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT        General Partner of                March 28, 1996
 PARTNERS INC.                  Registrant

By:/s/ John R. Frawley, Jr.
   ------------------------
  John R. Frawley, Jr.

                         ML FUTURES INVESTMENTS II L.P.
                                 1995 FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------


                                  EXHIBIT                     PAGE
                    -----------------------------------       ----


Exhibit 13.01      1995 Annual Report and Independent         E- 1
                   Auditor's Report