Form 10-Q
period 1996-06-30
ML FUTURES INVESTMENTS II LP
filed 1996-08-13
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                              --------------

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

            Delaware                               13-3481305
- --------------------------------         --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
         Merrill Lynch World Headquarters months - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
                -------------------------------------------------
               (Registrant's telephone number, including area code)

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

                              This document contains 11 pages.
          There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                     June 30,      December 31,
                                                      1996            1995
                                                      ----            ----
ASSETS
- ------
Accrued interest                                    $    57,829     $    65,021
Equity in commodity futures trading accounts:
  Cash and option premiums                           14,347,221      14,612,463
  Net unrealized gain on open contracts                 684,799       2,029,049
                                                    -----------     -----------

              TOTAL                                 $15,089,849     $16,706,533
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Redemptions payable                                  $285,663     $   351,715
  Profit shares payable                                   9,369          80,159
  Brokerage commissions payable (Note 2)                122,598         139,221
  Administrative expense payable (Note 2)                 3,143         -
                                                       --------     -----------

      Total liabilities                                 420,773         571,095
                                                       ========     ===========

PARTNERS' CAPITAL:
  General Partner (1,229 and 1,229 units)               201,052         204,068
  Limited Partners (88,431 and 95,936 units)         14,468,024      15,931,370
                                                    -----------     -----------

      Total partners' capital                        14,669,076      16,135,438
                                                    -----------     -----------

              TOTAL                                 $15,089,849     $16,706,533
                                                    ===========     ===========

NET ASSET VALUE PER UNIT
 (Based on 89,660 and 97,165 Units Outstanding)        $163.61         $166.06
                                                       =======         =======

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                    For the three        For the three    For the six        For the six
                                    months ended         months ended     months ended       months ended
                                    June 30, 1996        June 30, 1995    June 30, 1996      June 30, 1995
                                    -------------        -------------    -------------      -------------
REVENUES:
 Trading profits (loss):
   Realized                          $   648,930          $ 1,673,456       $ 1,831,078        $ 2,420,102
   Change in unrealized               (1,138,996)          (1,061,596)       (1,344,250)        (1,232,136)
                                    -------------        -------------    --------------      -------------

     Total trading results              (490,066)             611,860           486,828          1,187,966
                                    -------------        -------------    --------------      -------------

  Interest income                        184,368              211,873           367,008            430,150
                                    -------------        -------------    --------------      -------------

     Total revenues                     (305,698)             823,733           853,836          1,618,116
                                    -------------        -------------    --------------      -------------
EXPENSES:
 Profit shares                             9,369              157,817           232,311            157,817
 Brokerage commissions (Note 2)          386,702              412,500           794,887            825,322
 Administrative expense (Note 2)           9,916               -                 20,382             -
                                    -------------        -------------    --------------      -------------

     Total expenses                      405,987              570,317         1,047,580            983,139
                                    -------------        -------------    --------------      -------------

NET (LOSS) INCOME                       (711,685)         $   253,416       $  (193,744)       $   634,977
                                    =============        =============    ==============      =============

NET (LOSS) INCOME  PER UNIT:
 Weighted average number of units
   outstanding                            92,483              108,896            94,361            112,953
                                          =======             =======            =======           =======
 Weighted average net (loss) income
    per unit                              $(7.70)               $2.33            $(2.05)             $5.62
                                          =======               =====             ======             =====

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                        Limited      General
                           Units        Partners     Partner      Total
                           -----        --------     -------      -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994         118,219    $16,537,685    $231,044   $16,768,729

Net income                   -            625,738       9,239       634,977

Redemptions                (12,277)    (1,775,548)      -        (1,775,548)
                         ----------   ------------   ---------  ------------

PARTNERS' CAPITAL,
 JUNE 30, 1995             105,942    $15,387,875    $240,283   $15,628,158
                         ==========   ============   =========  ============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995          97,165    $15,931,370    $204,068   $16,135,438

Net loss                     -           (190,728)     (3,016)     (193,744)

Redemptions                 (7,505)    (1,272,618)      -        (1,272,618)
                        -----------   ------------   ---------  ------------

PARTNERS' CAPITAL,
 JUNE 30, 1996              89,660    $14,468,024    $201,052   $14,669,076
                        ===========   ============   =========  ============

See notes to financial statements.

ML FUTURES INVESTMENTS II L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate of
     0.83 of 1% (a 10% annual rate) of the Partnership's month-end asset. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125 (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $78 and $24, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets, after reduction for a portion of brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                                 1996
                                                 ----
          Interest rate and Stock indices    $   4,079
          Commodities                          (40,046)
          Currencies                           720,114
          Energy                               497,035
          Metals                              (694,354)
                                             ----------

                                             $ 486,828
                                             ==========

     Market Risk
     -----------

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                               1996                                                 1995
              --------------------------------------------      --------------------------------------------

                Commitment to            Commitment to            Commitment to            Commitment to
               Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
              Options & Forwards)      Options & Forwards)      Options & Forwards)      Options & Forwards)
              -------------------      -------------------      -------------------      -------------------
     Interest rate
       and Stock
       indices        $30,842,072              $13,274,028             $129,489,560              $31,263,822
     CommoditIes       13,618,466                  257,708                7,069,814                  488,365
     Currencies         9,714,545               12,385,536                4,837,858                7,541,184
     Energy             4,149,284                  465,048                3,753,322                1,008,952
     Metals            11,303,950                3,163,978                9,115,049                1,405,316
                    --------------           --------------           --------------           --------------
                      $69,628,317              $29,546,298             $154,265,603              $41,707,639
                    ==============           ==============           ==============           ==============

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                       1996                                           1995
                 ------------------------------------------------   -------------------------------------------------

                         Commitment to            Commitment to         Commitment to        Commitment to
                        Purchase (Futures,       Sell (Futures,      Purchase (Futures,     Sell (Futures,
                       Options & Forwards)    Options & Forwards)   Options & Forwards)  Options & Forwards)
                       -------------------------------------------------------------------------------------
     Exchange
       traded               $61,226,863           $26,548,117          $149,690,079           $39,752,029
     Non-Exchange
       traded                 8,401,454             2,998,181             4,575,524             1,955,610
                           -------------         -------------        --------------         -------------

                            $69,628,317           $29,546,298          $154,265,603           $41,707,639
                           =============         =============        ==============         =============

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                                   1995
                       ----------------------------------------------      -------------------------------------------

                         Commitment to              Commitment to            Commitment to            Commitment to
                        Purchase (Futures,          Sell (Futures,         Purchase (Futures,         Sell (Futures,
                       Options & Forwards)        Options &  Forwards)     Options & Forwards)      Options & Forwards)
                       -------------------      ----------------------     -------------------      -------------------
       Interest rate
       and Stock
       indices               $50,528,171             $40,821,374              $87,503,045                $ 9,790,296
       Commodities             9,908,728                 674,311                6,850,876                  1,132,188
       Currencies              9,659,585              14,125,280                9,693,546                 11,307,390
       Energy                  3,205,294                 651,790                2,831,169                    677,595
       Metals                 11,877,571               2,196,746                7,755,902                  2,700,777
                        ------------------      -------------------     --------------------        ------------------

                             $85,179,349             $58,469,501             $114,634,538                $25,608,246
                        ==================      ===================     ====================        ==================

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

As of June 30, 1996 and December 31, 1995, $14,124,675 and $13,723,065 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations. The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                      1996                                          1995
                                      ----                                          ----
                            Gross                Net                    Gross                  Net
                          Unrealized          Unrealized             Unrealized             Unrealized
                            Gain              Gain (Loss)               Gain                Gain (Loss)
                            ----              -----------               ----                -----------
     Exchange
     traded                $852,238             $103,536             $1,523,390             $1,128,424
     Non-Exchange
     traded                 185,724              581,263                 54,965                900,625
                     ----------------        --------------        ---------------        ---------------
                         $1,037,962             $684,799             $1,578,355             $2,029,049
                     ================        ==============        ===============        ===============

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

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

          As of July 1, 1996, the Partnership's assets were allocated as follows:

TRADING ADVISOR                    MARKETS TRADED            % ALLOCATION
- ---------------                    --------------            ------------
Chesapeake Capital Corporation     Diversified                      25.52
Sjo, Inc.                          Diversified                      20.74
West Course Capital, Inc.          Diversified                      22.06
Red Oak Commodity Advisors Inc.    Currencies                       22.67
Blenhiem Investments, Inc.         Diversified Program               9.01
                                                                  ------
                                                                  100.00%

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

Performance Summary
- -------------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $16,102,204, and the Fund recognized gross trading gains of $1,187,966 or 7.38% of such average month-end Net Assets. Brokerage commissions of $825,322 or 5.13% and Profit Shares of $157,817 or .98% of average month-end Net Assets were paid. Interest income of $430,150 or 2.67% of average month-end Net Assets resulted in a net gain of $634,977 or 3.94% of average month-end Net Assets, which resulted in a 4.0% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end
Net Assets equalled $15,997,480, and the Fund recognized gross trading gains of $ 486,828 or 3.04% of such average month-end Net Assets. Brokerage commissions of $794,887 or 4.97%, Administrative expenses of $20,382 or
 .13% and Profit Shares of $232,311 or 1.45% of average month-end Net Assets were paid. Interest income of $367,008 or 2.29% of average month-end Net
Assets resulted in net loss of $193,744 or 1.21% of average month-end Net Assets which resulted in a 1.48% decrease in the Net Asset Value per Unit since December 31, 1995.

             During the first six months of 1996 and 1995, the Fund experienced 6 profitable months and 6 unprofitable months.

                         MONTH-END NET ASSET VALUE PER UNIT
            ------------------------------------------------------------
                    Jan.     Feb.     Mar.     April    May      June
            ------------------------------------------------------------
            1995    $137.22  $137.47  $145.26  $145.14  $154.53  $147.52
            ------------------------------------------------------------
            1996    $171.43  $165.47  $171.43  $177.03  $168.65  $163.61
            ------------------------------------------------------------

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

            None.

Item 5.  Other Information.

            None.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits
                 --------

            There are no exhibits required to be filed as part of this document .

            (b)  Reports on Form 8-K
                 -------------------

            There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                   ML FUTURES INVESTMENTS II L.P.



                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                         (General Partner)



Date: August 9, 1996               By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date:  August 9, 1996              By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President