Form 10-Q
period 1996-09-30
ML FUTURES INVESTMENTS II LP
filed 1996-11-12
CIK 811533

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

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

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
        Merrill Lynch World Headquarters months - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
              --------------------------------------------------
             (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes  X   No
                                                                   -----   -----

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                           September 30,     December 31,
                                                                               1996              1995
                                                                               ----              ----
ASSETS
------
Accrued interest                                                            $    56,199        $    65,021
Equity in commodity futures trading accounts:
  Cash and option premiums                                                   13,365,465         14,612,463
  Net unrealized gain on open contracts                                         332,851          2,029,049
                                                                        ---------------    ---------------

          TOTAL                                                             $13,754,515        $16,706,533
                                                                        ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
  Redemptions payable                                                       $   138,359        $   351,715
  Profit shares payable                                                         -                   80,159
  Brokerage commissions payable (Note 2)                                        111,755            139,221
  Administrative expense payable (Note 2)                                         2,866            -
                                                                        ---------------    ---------------

        Total liabilities                                                       252,980            571,095
                                                                        ---------------    ---------------

PARTNERS' CAPITAL:
  General Partner (1,229 and 1,229 units)                                       191,467            204,068
  Limited Partners (85,426 and 95,936 units)                                 13,310,068         15,931,370
                                                                        ---------------    ---------------

        Total partners' capital                                              13,501,535         16,135,438
                                                                        ---------------    ---------------

          TOTAL                                                             $13,754,515        $16,706,533
                                                                        ===============    ===============

NET ASSET VALUE PER UNIT
 (Based on 86,655 and 97,165 Units outstanding)                                 $155.81            $166.06
                                                                                =======            =======

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                             For the three  For the three  For the nine   For the nine
                                             months ended   months ended   months ended   months ended
                                             September 30,  September 30,  September 30,  September 30,
                                                 1996           1995           1996           1995
                                             ------------   ------------   ------------   ------------
REVENUES:
  Trading (loss) profit:
    Realized                                  $(1,127,295)      $707,905      1,641,400     $3,128,007
    Change in unrealized                          585,669         (2,147)    (1,696,198)    (1,234,313)
                                             -------------   ------------   ------------   ------------

      Total trading results                      (541,626)       705,758        (54,798)     1,893,694
                                             -------------   ------------   ------------   ------------

  Interest income                                 165,225        196,379        532,233        626,529
                                             -------------   ------------   ------------   ------------

      Total revenues                             (376,401)       902,137        477,435      2,520,223
                                             -------------   ------------   ------------   ------------

EXPENSES:
  Profit shares                                    -              55,749        232,311        213,566
  Brokerage commissions (Note 2)                  325,325        396,087      1,120,212      1,221,409
  Adminsitrative expense (Note 2)                   8,341         -              28,723         -
                                             -------------   ------------   ------------   ------------

      Total expenses                              333,666        451,836      1,381,246      1,434,975
                                             -------------   ------------   ------------   ------------

NET (LOSS) INCOME                               $(710,067)      $450,301      $(903,811)    $1,085,248
                                             =============   ============   ============   ============

NET (LOSS) INCOME PER UNIT:
  Weighted average number of units
    outstanding                                    88,617        105,090         92,446        110,332
                                                   =======       ========        =======       ========
  Weighted average net (loss) income
    per Limited Partner unit and
    General Partner unit                           $(8.01)         $4.29         $(9.78)         $9.84
                                                   =======       ========        =======       ========

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------


                                                                   Limited            General
                                                Units             Partners            Partner               Total
                                                -----             --------            -------               -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1994                            118,219           $16,537,685           $231,044           $16,768,729

Net income                                       -                 1,069,001             16,247             1,085,248

Redemptions                                    (15,609)           (2,275,935)             -                (2,275,935)
                                          -------------      ----------------      -------------     -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                           102,610           $15,330,751           $247,291           $15,578,042
                                          =============      ================      =============     =================

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                             97,165           $15,931,370           $204,068           $16,135,438

Net loss                                         -                  (891,210)           (12,601)             (903,811)

Redemptions                                    (10,510)           (1,730,092)             -                (1,730,092)
                                          -------------      ----------------      -------------     -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                            86,655           $13,310,068           $191,467           $13,501,535
                                          =============      ================      =============     =================

See notes to financial statements.

ML FUTURES INVESTMENTS II L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  RELATED PARTY TRANSACTIONS

    The Partnership pays brokerage commissions to MLF at a flat monthly rate of
    0.83 of 1% (a 10% annual rate) of the Partnership's month-end assets. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125 (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). MLIP estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $78 and $24, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

    MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets, after reduction for a portion of brokerage commissions.

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                                         1996
                                                         ----
       Interest rate and Stock indices                 $(170,290)
       Commodities                                      (167,210)
       Currencies                                        422,289
       Energy                                            828,603
       Metals                                           (968,190)
                                                     -------------
                                                        $(54,798)
                                                     =============

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

    Fair Value
    ----------

    The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                            1996                                                1995
                       --------------------------------------------        ---------------------------------------------

                          Commitment to             Commitment to              Commitment to             Commitment to
                       Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                       -------------------       -------------------        -------------------       -------------------

       Interest rate
        and Stock
         indices             $ 92,287,327               $   786,315              $129,489,560               $31,263,822
       Commodities              3,250,134                   287,961                 7,069,814                   488,365
       Currencies              19,392,709                23,254,646                 4,837,858                 7,541,184
       Energy                   1,540,789                 -                         3,753,322                 1,008,952
       Metals                   8,536,854                 6,297,116                 9,115,049                 1,405,316
                        ------------------        ------------------        ------------------        ------------------

                             $125,007,813               $30,626,038              $154,265,603               $41,707,639
                        ==================        ==================        ==================        ==================

    Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

    The contract/notional value of the Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                             1996                                             1995
                         -----------------------------------------------   --------------------------------------------

                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------

       Exchange
         traded                    $101,758,003            $  6,588,842            $149,690,079            $39,752,029
       Non-Exchange
         traded                      23,249,810              24,037,196               4,575,524              1,955,610
                            --------------------    --------------------   ---------------------   --------------------
                                   $125,007,813             $30,626,038            $154,265,603            $41,707,639
                            ====================    ====================   =====================   ====================

 The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                            1996                                                1995
                       ---------------------------------------------        ---------------------------------------------

                          Commitment to             Commitment to              Commitment to             Commitment to
                       Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                       -------------------       -------------------        -------------------       -------------------

       Interest rate
        and Stock
        indices               $61,819,490              $31,813,262                $  87,503,045             $  9,790,296
       Commodities              8,535,100                  632,224                    6,850,876                1,132,188
       Currencies               9,913,632               12,785,023                    9,693,546               11,307,390
       Energy                   2,847,861                  613,726                    2,831,169                  677,595
       Metals                  11,489,508                3,534,853                    7,755,902                2,700,777
                        ------------------        -----------------         --------------------      -------------------

                              $94,605,591              $49,379,088                 $114,634,538              $25,608,246
                        ==================        =================         ====================      ===================

 A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

 Credit Risk
 -----------

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

 As of September 30, 1996 and December 31, 1995, $9,385,924 and $13,723,065 of
 the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

 The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                    ----               -----------                ----                 -----------

       Exchange
         traded                     $   705,130            $    334,661              $1,523,390             $1,128,424
       Non-Exchange
         traded                         392,750                  (1,810)                 54,965                900,625
                            --------------------    --------------------   ---------------------   --------------------

                                     $1,097,880                $332,851              $1,578,355             $2,029,049
                            ====================    ====================   =====================   ====================

 The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

 The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Operational Overview: Advisor Selections
----------------------------------------
                Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

                As of October 1, 1996, the Partnership's assets were allocated as follows:

Trading Advisor                          Markets Traded        % Allocation
---------------                          --------------        ------------

Chesapeake Capital Corporation           Diversified                  26.40
Sjo, Inc.                                Diversified                  24.80
West Course Capital, Inc.                Diversified                  22.03
Trendstat Capital Management, Inc,       Currencies                   26.77
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

Performance Summary
-------------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $15,910,159, and the Fund recognized gross trading gains of $1,893,694 or 11.90% of such average month-end Net Assets. Brokerage commissions of $1,221,409 or 7.68% and Profit Shares of $213,566 or 1.34% of average month-end Net Assets were paid. Interest income of $626,529 or 3.94% of average month-end Net Assets resulted in a net gain of $1,085,248 or 6.82% of average month-end Net Assets, which resulted in a 7.04% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $15,177,851, and the Fund recognized gross trading losses of $54,798 or 0.36% of such average month-end Net Assets. Brokerage commissions of $1,120,212 or 7.38%, Administrative expenses of $28,723 or .19% and Profit Shares of $232,311 or 1.53% of average month-end Net Assets were paid. Interest income of $532,233 or 3.51% of average month-end Net Assets resulted in net loss of $903,811 or 5.95% of average month-end Net Assets which resulted in a 6.17% decrease in the Net Value per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 10 profitable months and 8 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

      ----------------------------------------------------------------------------------------------------
              Jan.      Feb.       Mar.       April     May        June      July       Aug.      Sept.
      ----------------------------------------------------------------------------------------------------
      1995    $137.22   $137.47    $145.26    $145.14   $154.53    $147.52   $145.50    $150.48   $151.82
      ----------------------------------------------------------------------------------------------------
      1996    $171.43   $165.47    $171.43    $177.03   $168.65    $163.61   $147.36    $153.84   $155.81
      ----------------------------------------------------------------------------------------------------

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

               (b)  Reports on Form 8-K
                    -------------------

               There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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

                                  ML FUTURES INVESTMENTS II L.P.



                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)




Date: November 11, 1996           By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director




Date: November 11, 1996           By /s/JAMES M. BERNARD
                                     -------------------
                                     James M. Bernard
                                     Chief Financial Officer,
                                     Treasurer and Senior Vice President