Form 10-Q
period 1997-03-31
ML FUTURES INVESTMENTS II LP
filed 1997-05-14
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

            Delaware                                       13-3481305
------------------------------------           ---------------------------------
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

                                  212-236-4161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

                       This document contains 10 pages.
     There are no exhibits and no exhibit index filed with this document.

                                PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                              ----          ----

ASSETS
------
Accrued interest                           $    31,858   $    43,202
Equity in commodity futures trading
 accounts:
    Cash and option premiums                 7,080,931    10,849,816
    Net unrealized profit on open
     contracts                                  38,103         3,892
Investments                                  7,532,818     3,680,154
Receivable from investments                     20,444        39,689

                                           -----------   -----------
                TOTAL                      $14,704,154   $14,616,753
                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                    $   143,410   $   153,870
    Brokerage commissions payable               52,280        88,521
    Profit shares payable                       50,106        75,440
    Administrative fees payable                  1,494         2,270
                                           -----------   -----------

            Total liabilities                  247,290       320,101
                                           -----------   -----------

PARTNERS' CAPITAL:
    General Partner (1,229 and 1,229
     units)                                    217,595       208,266
    Limited Partners ( 80,425 and
     83,137 units)                          14,239,269    14,088,386
                                           -----------   -----------

            Total partners' capital         14,456,864    14,296,652
                                           -----------   -----------

                TOTAL                      $14,704,154   $14,616,753
                                           ===========   ===========

NET ASSET VALUE PER UNIT
  (Based on 81,654 and 84,366 Units
   outstanding)                               $ 177.05      $ 169.46
                                              ========      ========
See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
Trading profit (loss):
        Realized                           $     388,490       $   1,182,148
        Change in unrealized                      34,211            (205,254)
                                           -------------       -------------

            Total trading results                422,701             976,894
                                           -------------       -------------

    Interest income                               90,954             182,640
    Income from investments                      349,575                   -
                                           -------------       -------------

            Total revenues                       863,230           1,159,534
                                           -------------       -------------

EXPENSES:
    Profit shares                                 50,106             222,942
    Brokerage commissions                        165,959             408,185
    Administrative fees                            4,568              10,466
                                           -------------       -------------

            Total expenses                       220,633             641,593
                                           -------------       -------------

NET INCOME                                 $     642,597       $     517,941
                                           =============       =============

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                               83,649              96,239
                                                  ======              ======
    Weighted average net income
          per General Partner and                 $ 7.68              $ 5.38
                                                  ======              ======
          Limited Partner Unit


See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                                                     Limited        General
                                       Units        Partners        Partner        Total
                                       -----        --------        -------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                      97,165    $15,931,370    $  204,068    $ 16,135,438

Net income                                    -        511,339         6,602         517,941

Redemptions                              (3,557)      (605,741)            -        (605,741)
                                     -----------   ------------   -----------   -------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                         93,608    $15,836,968    $  210,670    $ 16,047,638
                                     ===========   ============   ===========   =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                      84,366    $14,088,386    $  208,266    $ 14,296,652

Net income                                    -        633,268         9,329         642,597

Redemptions                              (2,712)      (482,385)            -        (482,385)
                                     -----------   ------------   -----------   -------------

PARTNERS' CAPITAL,
  MARCH 31, 1997                         81,654    $14,239,269    $  217,595    $ 14,456,864
                                     ===========   ============   ===========   =============

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

2.  INVESTMENT

    At March 31, 1997 the Partnership had investment in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and effective January 1, 1997, the Partnership had an additional investment in the SJO Prospect Diversified Portfolio L.L.C. ("SJO LLC").

    Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------
Chesapeake LLC     $      354,211    $       88,489    $        2,438    $       53,478    $       209,806
SJO LLC                   249,510            86,299             2,376            21,066            139,769
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total              $      603,721    $      174,788    $        4,814    $       74,544    $       349,575
                 ================  ================  ================  ================  =================

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:


                                              1997          1996
                                              ----          ----

        Interest rate and Stock indices    $  96,682     $ 116,008
        Commodities                           (9,513)       12,764
        Currencies                           315,680       382,860
        Energy                                23,517       338,439
        Metals                                (3,665)      126,823
                                          -----------   -----------
                                           $ 422,701     $ 976,894
                                          ===========   ===========

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate
 and Stock
  indices               $       1,927,603          $      8,055,686       $               -          $              -
Commodities                       701,431                   298,768                       -                         -
Currencies                      8,820,240                12,773,928               4,983,334                 8,047,276
Energy                                  -                   286,903                       -                         -
Metals                             56,500                   293,850                 203,772                   203,772
                       ------------------         -----------------      ------------------         -----------------

                        $      11,505,774          $     21,709,135              $5,187,106                $8,251,048
                       ==================         =================      ==================         =================

Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1997 expire within one year.

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 traded                 $       3,384,434         $      10,043,742       $          -               $          -
Non-Exchange
  traded                        8,121,340                11,665,393               5,187,106                 8,251,048
                       ------------------         -----------------      ------------------         -----------------

                        $      11,505,774         $      21,709,135       $       5,187,106          $      8,251,048
                       ==================         =================      ==================         =================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate
 and Stock
 indices                $       3,842,234          $      4,965,408       $      63,801,511          $     29,975,829
Commodities                       552,439                   296,036               7,411,870                   670,528
Currencies                      5,770,318                10,152,635               9,913,048                12,448,727
Energy                             94,840                   250,951               2,537,389                   613,726
Metals                            119,525                   197,746               9,385,390                 2,926,264
                       ------------------         -----------------      ------------------         -----------------

                        $      10,379,356          $     15,862,776       $      93,049,208          $     46,635,074
                       ==================         =================      ==================         =================

As of March 31, 1997 and December 31, 1996, $2,835,622 and $ 6,275,690 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:


                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $    74,254    $      66,357    $      -        $        -

Non-Exchange
  traded                      29,683          (28,254)        59,798             3,892
                        =============  ===============  ============    ===============
                         $   103,937    $      38,103    $    59,798     $       3,892
                        =============  ===============  ============    ===============

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc. ("MLIP")'s ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                       MARKETS TRADED           % ALLOCATION
---------------                       --------------           ------------

Chesapeake Capital Corporation        Diversified                     26.04
SjO, Inc.                             Diversified                     25.56
Northfield Trading L.P.               Diversified                     21.06
Trendstat Capital Management, Inc.    Currencies                      27.34
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

Performance Summary
-------------------

             During the first three months of 1996, the Fund's average month-end Net Assets equalled $16,282,507, and the Fund recognized gross trading gains of $976,894 or 6.00% of such average month-end Net Assets. Brokerage commissions of $408,185 or 2.51%, Administrative fees of $ 10,466 or .06%, and Profit Shares of $222,942 or 1.37% of average month-end Net Assets were paid. Interest income of $ 182,640 or 1.12% of average month-end Net Assets resulted in a net gain of $ 517,941 or 3.18% of average month-end Net Assets, which resulted in a 6.26% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $14,586,837, and the Fund recognized gross trading gains of $ 422,701 or 2.90% of such average month-end Net Assets. Brokerage commissions of $ 165,959 or 1.14%, Administrative fees of $ 4,568 or .03% and Profit Shares of $50,106 or .34% of average month-end Net Assets were paid. Interest income of $ 90,955 or .62% and Earnings from Investments of $349,574 or 2.40% of average month-end Net Assets resulted in net income of $ 642,597 or 4.41% of average month-end Net Assets which resulted in a 4.48% increase in the Net Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     -------     -------
              1996      $176.46     $165.47     $171.43
              1997      $173.97     $178.86     $177.05


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

           There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            ML FUTURES INVESTMENTS II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director