Form 10-Q
period 1997-06-30
ML FUTURES INVESTMENTS II LP
filed 1997-08-12
CIK 811533

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------

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

          Delaware                                        13-3481305
----------------------------                   ---------------------------------
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

                                 212-236-5662
                   ---------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                        June 30,    December 31,
                                                          1997          1996
                                                     -------------  ------------
ASSETS
------
Accrued interest                                       $    27,870   $    43,202
Equity in commodity futures trading
 accounts:
    Cash and option premiums                             6,604,250    10,849,816
    Net unrealized profit on open contracts                 52,065         3,892
Investments                                              6,970,338     3,680,154
Receivable from outside investments                         20,444        39,689
                                                     -------------  ------------

                TOTAL                                  $13,674,967   $14,616,753
                                                     =============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                $   212,669   $   153,870
    Brokerage commissions payable                           48,867        88,521
    Profit shares payable                                   49,003        75,440
    Administrative fees payable                              1,396         2,270
                                                     -------------  ------------

            Total liabilities                              311,935       320,101
                                                     -------------  ------------
PARTNERS' CAPITAL:
  General Partners (1229 and 1229 Units)                   216,364       208,266
  Limited Partners (74676 and 83137 Units)              13,146,668    14,088,386
                                                     -------------  ------------

            Total partners' capital                     13,363,032    14,296,652
                                                     -------------  ------------

                TOTAL                                  $13,674,967   $14,616,753
                                                     =============  ============

NET ASSET VALUE PER UNIT

    (Based on 75905 and 84366 Units outstanding)           $176.05       $169.46
                                                     =============  ============
See notes to financial statements.


                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                     For the three    For the three      For the six      For the six
                                      months ended     months ended     months ended     months ended
                                        June 30,         June 30,         June 30,         June 30,
                                          1997             1996             1997             1996
                                     -------------    -------------     ------------     ------------
REVENUES:
    Trading profits (loss):
        Realized                           $52,873         $648,930         $441,363       $1,831,078
        Change in unrealized                13,962       (1,138,996)          48,173       (1,344,250)
                                     -------------    -------------     ------------     ------------

           Total trading results            66,835         (490,066)         489,536          486,828
                                     -------------    -------------     ------------     ------------
    Interest income                         89,530          184,368          180,484          367,008
    Income from investments                (82,821)            -             266,754             -
                                     -------------    -------------     ------------     ------------

           Total revenues                   73,544         (305,698)         936,774          853,836
                                     -------------    -------------     ------------     ------------

EXPENSES:
    Profit shares                              850            9,369           50,956          232,311
    Brokerage commissions                  152,396          386,702          318,355          794,887
    Administrative fees                      4,354            9,916            8,922           20,382
                                     -------------    -------------     ------------     ------------

           Total expenses                  157,600          405,987          378,233        1,047,580
                                     -------------    -------------     ------------     ------------

NET INCOME (LOSS)                         $(84,056)       $(711,685)        $558,541        $(193,744)
                                     =============    =============     ============     ============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
       outstanding                          79,948           92,483           81,799           94,361
                                     =============    =============     ============     ============

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit              $(1.05)          $(7.70)           $6.83           $(2.05)
                                     =============    =============     ============     ============

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                              Units       Limited       General       Total
                                          Partners      Partner
                            ---------   ------------   ---------   ------------
PARTNERS' CAPITAL,
   December 31, 1995           97,165    $15,931,370    $204,068    $16,135,438

Net loss                        -           (190,728)     (3,016)      (193,744)

Redemptions                    (7,505)    (1,272,618)      -         (1,272,618)
                            ---------   ------------   ---------   ------------

PARTNERS' CAPITAL,
   June 30, 1996               89,660    $14,468,024    $201,052    $14,669,076
                            =========   ============   =========   ============

PARTNERS' CAPITAL,
   December 31, 1996           84,366    $14,088,386    $208,266    $14,296,652

Net income                      -            550,443       8,098        558,541

Redemptions                    (8,461)    (1,492,161)      -         (1,492,161)
                            ---------   ------------   ---------   ------------

PARTNERS' CAPITAL,
   June 30, 1997               75,905    $13,146,668    $216,364    $13,363,032
                            =========   ============   =========   ============

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

At June 30, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC")and the Sjo Prospect Diversified Portfolio L.L.C. ("SJO LLC").

Total revenues and fees with respect to such investments are set forth as follows:


For the three months      Total       Brokerage     Administrative     Profit       Income (loss)
ended June 30, 1997      Revenue     Commissions         Fees          Shares     from Investments
                        ---------   ------------   ----------------   --------   ------------------

Chesapeake LLC           ($86,539)       $78,800             $2,251   ($33,569)           ($134,021)
SJO LLC                   137,791         79,555              2,273      4,763               51,200
                        ---------   ------------   ----------------   --------   ------------------

Total                     $51,252       $158,355             $4,524   ($28,806)            ($82,821)
                        =========   ============   ================   ========   ==================

For the six months        Total      Brokerage      Administrative     Profit       Income (loss)
ended June 30, 1997      Revenue    Commissions          Fees          Shares     from Investments
                        ---------   ------------   ----------------   --------   ------------------

Chesapeake LLC           $267,672       $167,289             $4,689    $19,909              $75,785
SJO LLC                   387,301        165,854              4,649     25,829              190,969
                        ---------   ------------   ----------------   --------   ------------------

Total                    $654,973       $333,143             $9,338    $45,738             $266,754
                        =========   ============   ================   ========   ==================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the respective periods are as follows:

                    For the three   For the three    For the six    For the six
                     months ended    months ended   months ended   months ended
                       June 30,        June 30,       June 30,       June 30,
                         1997            1996           1997           1996
                    -------------- --------------- -------------- --------------
Interest rates &
Stock indices            $  8,701       $(111,929)      $105,383      $   4,079
Commodities               (68,376)        (52,810)       (77,889)       (40,046)
Currencies                143,361         337,254        459,041        720,114
Energy                    (41,804)        158,596        (18,287)       497,035
Metals                     24,953        (821,177)        21,288       (694,354)
                    -------------- --------------- -------------- --------------
                         $ 66,835       $(490,066)      $489,536      $ 486,828
                    ============== =============== ============== ==============

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                                1997                                                 1996
                             ----------------------------------------             -----------------------------------------
                                Commitment to        Commitment to                   Commitment to        Commitment to
                             Purchase (Futures,      Sell (Futures,               Purchase (Futures,      Sell (Futures,
                             Options & Forwards)   Options & Forwards)            Options & Forwards)   Options & Forwards)
                             -------------------   -------------------            -------------------   -------------------

Interest rate &
Stock  Indices                        $6,171,666           $ 1,132,108                     $ -                   $ -
Commodities                              384,055               423,587                       -                     -
Currencies                             8,289,853             8,061,886                      4,983,334             8,047,276
Energy                                    19,800               189,204                       -                     -
Metals                                 -                       268,240                        203,772               203,772
                             -------------------   -------------------            -------------------   -------------------

                                     $14,865,374           $10,075,025                     $5,187,106            $8,251,048
                             ===================   ===================            ===================   ===================

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                                1997                                                 1996
                             ----------------------------------------             -----------------------------------------
                                Commitment to        Commitment to                   Commitment to        Commitment to
                             Purchase (Futures,      Sell (Futures,               Purchase (Futures,      Sell (Futures,
                             Options & Forwards)   Options & Forwards)            Options & Forwards)   Options & Forwards)
                             -------------------   -------------------            -------------------   -------------------

Exchange
 traded                              $ 7,337,489           $ 3,359,217                     $ -                   $ -
Non-Exchange
 traded                                7,527,885             6,715,808                      5,187,106             8,251,048
                             -------------------   -------------------            -------------------   -------------------

                                     $14,865,374           $10,075,025                     $5,187,106            $8,251,048
                             ===================   ===================            ===================   ===================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                                1997                                                 1996
                             ----------------------------------------             -----------------------------------------
                                Commitment to        Commitment to                   Commitment to        Commitment to
                             Purchase (Futures,      Sell (Futures,               Purchase (Futures,      Sell (Futures,
                             Options & Forwards)   Options & Forwards)            Options & Forwards)   Options & Forwards)
                             -------------------   -------------------            -------------------   -------------------

Interest rate &
Stock Indices                         $6,052,657            $3,006,385                    $63,801,511           $29,975,829
Commodities                              445,185               308,670                      7,411,870               670,528
Currencies                             6,638,884             9,956,272                      9,913,048            12,448,727
Energy                                   315,454               235,514                      2,537,389               613,726
Metals                                    88,569               189,493                      9,385,390             2,926,264
                             -------------------   -------------------            -------------------   -------------------

                                     $13,540,749           $13,696,334                    $93,049,208           $46,635,074
                             ===================   ===================            ===================   ===================

As of June 30, 1997 and December 31, 1996, $2,279,846 and $6,275,690 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                            1997                                 1996
              ---------------------------------    -----------------------------------
                  Gross              Net               Gross                Net
                Unrealized       Unrealized          Unrealized         Unrealized
                  Profit        Profit (Loss)          Profit          Profit (Loss)
              ------------    -----------------    --------------    -----------------

Exchange
  traded           $69,397              $50,559         $ -                   $ -
Non-Exchange
  traded            47,000                1,506            59,798                3,892
              ------------    -----------------    --------------    -----------------

                  $116,397              $52,065           $59,798               $3,892
              ============    =================    ==============    =================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of July 1, 1997, the Partnership's assets were allocated as follows:


Trading Advisor                       Markets Traded              % Allocation
---------------                       --------------              -------------

Chesapeake Capital Corporation        Diversified                         25.27
Sjo, Inc.                             Diversified                         26.08
Northfield Trading L.P.               Diversified                         20.52
Trendstat Capital Management, Inc.    Currencies                          28.13
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

Performance Summary
-------------------

         During the first six months of 1996, the Fund's average month-end Net Assets equaled $15,997,480, and the Fund recognized gross trading gains of $486,828 or 3.04% of average month-end Net Assets. Brokerage commissions of $794,887 or 4.97%, Administrative fees of $20,382 or .13%, and Profit shares of $232,311 or 1.45% of average month-end Net Assets were paid. Interest income of $367,008 or 2.29% of average month-end Net Assets resulted in a net loss of $193,744 or 1.21% of average month-end Net Assets, which resulted in a 1.48% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1997, the Fund's average month-end Net Assets equaled $14,225,022, and the Fund recognized gross trading gains of $489,536 or 3.44% of average month-end Net Assets. Brokerage commissions of $318,355 or 2.24%, Administrative fees of $8,922 or .06% and Profit Shares of $50,956 or .36% of average month-end Net Assets were paid. Interest income of $180,484 or 1.27% and Income from Investments of $266,754 or 1.88% of average month-end Net Assets resulted in net gain of $558,541 or 3.93% of average month-end Net Assets which resulted in a 3.89% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first six months of 1997 and 1996, the Fund experienced 7 profitable months and 5 unprofitable months.


             MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------
         Jan.     Feb.     Mar.     Apr.      May     Jun.
------------------------------------------------------------
1996    $176.46  $165.47  $171.43  $177.03  $168.65  $163.61
------------------------------------------------------------
1997    $173.97  $178.86  $177.05  $174.27  $175.72  $176.05
------------------------------------------------------------

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are no pending proceedings to which the Partnership or the General Partner is a party.

       On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.


Item 2.  Changes in Securities.

              None.

Item 3.  Defaults Upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              None.

Item 5.  Other Information.

         James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

         Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               --------

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                                     ML FUTURES INVESTMENTS II L.P.



                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)



Date:  August 12, 1997               By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        President, Chief Executive Officer
                                        and Director



Date:  August 12, 1997               By /s/ MICHAEL A. KARMELIN
                                        -----------------------
                                        Michael A. Karmelin
                                        Chief Financial Officer, Vice President
                                        and Treasurer