Form 10-Q
period 1997-09-30
ML FUTURES INVESTMENTS II LP
filed 1997-11-14
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1997
                               --------------------



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


          Delaware                                       13-3481305
-------------------------------                 ----------------------------
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



                                 212-236-5662
                        ------------------------------
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


                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                       September 30,          December 31,
                                                                            1997                  1996
                                                                    ------------------    ------------------
ASSETS
------
Accrued interest                                                           $    26,828           $    43,202
Equity in commodity futures trading accounts:
    Cash and option premiums                                                 6,301,789            10,849,816
    Net unrealized profit on open contracts                                     58,587                 3,892
Investments                                                                  6,946,931             3,680,154
Receivable from outside investments                                             58,282                39,689
                                                                    ------------------    ------------------

                TOTAL                                                      $13,392,417           $14,616,753
                                                                    ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                    $   111,075           $   153,870
    Brokerage commissions payable                                               46,689                88,521
    Profit shares payable                                                       32,820                75,440
    Administrative fees payable                                                  1,334                 2,270
                                                                    ------------------    ------------------

            Total liabilities                                                  191,918               320,101
                                                                    ------------------    ------------------

PARTNERS' CAPITAL:
  General Partners (1229 and 1229 Units)                                       219,117               208,266
  Limited Partners (72811 and 83137 Units)                                  12,981,382            14,088,386
                                                                    ------------------    ------------------

            Total partners' capital                                         13,200,499            14,296,652
                                                                    ------------------    ------------------

                TOTAL                                                      $13,392,417           $14,616,753
                                                                    ==================    ==================

NET ASSET VALUE PER UNIT

         (Based on 74040 and 84366 Units outstanding)                          $178.29               $169.46
                                                                    ==================    ==================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            For the three          For the three          For the nine          For the nine
                                            months ended           months ended           months ended          months ended
                                            September 30,          September 30,         September 30,          September 30,
                                                1997                   1996                   1997                  1996
                                        ------------------     ------------------     ------------------    ------------------
REVENUES:
    Trading profits (loss):
        Realized                                  $(26,349)           $(1,127,295)            $  415,014           $ 1,641,400
        Change in unrealized                         6,522                585,669                 54,695            (1,696,198)
                                        ------------------     ------------------     ------------------    ------------------

            Total trading results                  (19,827)              (541,626)               469,709               (54,798)
                                        ------------------     ------------------     ------------------    ------------------

    Interest income                                 84,963                165,225                265,447               532,233
    Income from investments                        238,875                      -                505,629                     -
                                        ------------------     ------------------     ------------------    ------------------

            Total revenues                         304,011               (376,401)             1,240,785               477,435
                                        ------------------     ------------------     ------------------    ------------------

EXPENSES:
    Profit shares                                  (16,183)                     -                 34,773               232,311
    Brokerage commissions                          143,974                325,325                462,329             1,120,212
    Administrative fees                              4,113                  8,341                 13,035                28,723
                                        ------------------     ------------------     ------------------    ------------------

            Total expenses                         131,904                333,666                510,137             1,381,246
                                        ------------------     ------------------     ------------------    ------------------

NET INCOME (LOSS)                                 $172,107            $  (710,067)            $  730,648           $  (903,811)
                                        ==================     ==================     ==================    ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                 75,227                 88,617                 79,609                92,446
                                        ==================     ==================     ==================    ==================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                       $2.29                 $(8.01)                 $9.18                $(9.78)
                                        ==================     ==================     ==================    ==================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                               Units           Limited Partners        General Partner            Total
                                        ----------------     ------------------     ------------------     ----------------
PARTNERS' CAPITAL,
  December 31, 1995                               97,165            $15,931,370               $204,068          $16,135,438

Net loss                                               -               (891,210)               (12,601)            (903,811)

Redemptions                                      (10,510)            (1,730,092)                     -           (1,730,092)
                                        ----------------     ------------------     ------------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1996                              86,655            $13,310,068               $191,467          $13,501,535
                                        ================     ==================     ==================     ================

PARTNERS' CAPITAL,
  December 31, 1996                               84,366            $14,088,386               $208,266          $14,296,652

Net income                                             -                719,797                 10,851              730,648

Redemptions                                      (10,326)            (1,826,801)                     -           (1,826,801)
                                        ----------------     ------------------     ------------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1997                              74,040            $12,981,382               $219,117          $13,200,499
                                        ================     ==================     ==================     ================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

At September 30, 1997 the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC")and the ML Sjo Prospect L.L.C. ("SJO LLC").

Total revenues and fees with respect to such investments are set forth as follows:

For the three months          Total              Brokerage           Administrative          Profit              Income from
ended September 30, 1997     Revenue            Commissions               Fees               Shares              Investments

                          ---------------   ------------------   --------------------   --------------     ----------------------
Chesapeake LLC                 $  162,500             $ 75,796                $ 2,166          $16,986                   $ 67,552
SJO LLC                           278,692               79,080                  2,259           26,030                    171,323
                          ---------------   ------------------   --------------------   --------------     ----------------------

Total                          $  441,192             $154,876                $ 4,425          $43,016                   $238,875
                          ===============   ==================   ====================   ==============     ======================


For the nine months           Total              Brokerage           Administrative          Profit              Income from
ended September 30, 1997     Revenue            Commissions               Fees               Shares              Investments

                          ---------------   ------------------   --------------------   --------------     ----------------------

Chesapeake LLC                 $  430,172             $243,085                $ 6,855          $36,895                   $143,337
SJO LLC                           665,993              244,934                  6,908           51,859                    362,292
                          ---------------   ------------------   --------------------   --------------     ----------------------

Total                          $1,096,165             $488,019                $13,763          $88,754                   $505,629
                          ===============   ==================   ====================   ==============     ======================

  As significant investees, income statement information for Chesapeake LLC and SJO LLC is set forth as follows:


                        ML CHESAPEAKE DIVERSIFIED L.L.C
                        -------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                       For the three        For the nine
                                       months ended         months ended
                                       September 30,        September 30,
                                           1997                 1997
                                    -----------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                             $422,790           $1,341,688
        Change in unrealized                  167,989              277,212
                                    -----------------    -----------------

            Total trading results             590,779            1,618,900
                                    -----------------    -----------------

    Interest income                           215,193              718,860
                                    -----------------    -----------------

            Total revenues                    805,972            2,337,760
                                    -----------------    -----------------

EXPENSES:
    Profit shares                              83,811              208,198
    Brokerage commissions                     379,319            1,281,244
    Administrative fees                        10,837               36,163
                                    -----------------    -----------------

            Total expenses                    473,967            1,525,605
                                    -----------------    -----------------

NET INCOME                                   $332,005           $  812,155
                                    =================    =================

                             ML SJO PROSPECT L.L.C
                             ---------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                               For the three            For the nine
                                                months ended            months ended
                                               September 30,           September 30,
                                                    1997                    1997
                                           --------------------    --------------------
REVENUES:
    Trading profits (loss):
        Realized                                     $  908,298              $1,597,045
        Change in unrealized                            510,217               1,466,171
                                           --------------------    --------------------

            Total trading results                     1,418,515               3,063,216
                                           --------------------    --------------------

    Interest income                                     286,126                 816,260
                                           --------------------    --------------------

            Total revenues                            1,704,641               3,879,476
                                           --------------------    --------------------

EXPENSES:
    Profit shares                                       158,538                 303,774
    Brokerage commissions                               486,759               1,416,616
    Administrative fees                                  13,908                  40,011
                                           --------------------    --------------------

            Total expenses                              659,205               1,760,401
                                           --------------------    --------------------

NET INCOME                                           $1,045,436              $2,119,075
                                           ====================    ====================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by reporting category for the respective periods are as follows:



                            For the three           For the three            For the nine            For the nine
                             months ended            months ended            months ended            months ended
                            September 30,           September 30,           September 30,           September 30,
                                 1997                    1996                    1997                    1996
                        -------------------     -------------------     -------------------     -------------------
Interest rates &
Stock indices                      $   (360)              $(174,369)              $ 105,023               $(170,290)
Commodities                         (55,278)               (127,164)               (133,167)               (167,210)
Currencies                            1,445                (297,825)                460,486                 422,289
Energy                               20,607                 331,568                   2,320                 828,603
Metals                               13,759                (273,836)                 35,047                (968,190)
                        -------------------     -------------------     -------------------     -------------------
                                   $(19,827)              $(541,626)              $ 469,709               $ (54,798)
                        ===================     ===================     ===================     ===================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                              1996
               ---------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
               ----------------------   ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices            $ 9,013,567            $   147,676                  $ -                    $ -
Commodities                    62,265                133,971                    -                      -
Currencies                 10,602,627              9,723,244                   4,983,334              8,047,276
Energy                        410,798                 30,820                    -                      -
Metals                        265,560                 97,000                     203,772                203,772
                  -------------------     ------------------          ------------------   --------------------

                          $20,354,817            $10,132,711                  $5,187,106             $8,251,048
                  ===================     ==================          ==================   ====================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                              1996
               ---------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
               ----------------------   ---------------------      ---------------------  ---------------------
Exchange
   traded                $11,077,940              $   409,467                 $ -                    $ -
Non-Exchange
    traded                 9,276,877                9,723,244                  5,187,106              8,251,048
                  ------------------       ------------------         ------------------     ------------------

                         $20,354,817              $10,132,711                 $5,187,106             $8,251,048
                  ==================       ==================         ==================     ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                    1997                                               1996
                 -------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices           $ 6,258,135              $ 3,043,909                 $63,801,511              $29,975,829
Commodities                  388,085                  239,849                   7,411,870                  670,528
Currencies                 6,576,839                9,365,720                   9,913,048               12,448,727
Energy                       321,618                  193,768                   2,537,389                  613,726
Metals                       123,293                  183,891                   9,385,390                2,926,264
                  ------------------       ------------------          ------------------       ------------------

                         $13,667,970              $13,027,137                 $93,049,208              $46,635,074
                  ==================       ==================          ==================       ==================

As of September 30, 1997 and December 31, 1996, $2,023,669 and $6,275,690 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                           1996
                -----------------------------------------      -----------------------------------------
                       Gross                    Net                   Gross                    Net
                     Unrealized             Unrealized              Unrealized             Unrealized
                       Profit              Profit (Loss)              Profit              Profit (Loss)
                ------------------     ------------------      ------------------     ------------------
Exchange
   traded                  $86,063               $ 71,090             $  -                    $  -
Non-Exchange
    traded                   7,902                (12,503)                 59,798                   3,892
                ------------------     ------------------      ------------------     -------------------

                           $93,965               $ 58,587                 $59,798                  $3,892
                ==================     ==================      ==================     ===================


4. RELATED PARTY TRANSACTIONS

         MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

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

         As of October 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                       MARKETS TRADED  % ALLOCATION
------------------------------------  --------------  -------------

Chesapeake Capital Corporation        Diversified            25.44
Sjo, Inc.                             Diversified            27.03
Northfield Trading L.P.               Diversified            20.28
Trendstat Capital Management, Inc.    Currencies             27.25
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

Performance Summary
-------------------

         During the first nine months of 1996, the Fund's average month-end Net Assets equaled $15,177,851, and the Fund recognized gross trading losses of $54,798 or .36% of such average month-end Net Assets. Brokerage commissions of $1,120,212 or 7.38%, Administrative fees of $28,723 or .19%, and Profit shares of $232,311 or 1.53% of average month-end Net Assets were paid. Interest income of $532,233 or 3.51% of average month-end Net Assets resulted in a net loss of $903,811 or 5.95% of average month-end Net Assets, which resulted in a 6.17% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled $13,936,021, and the Fund recognized gross trading gains of $469,709 or 3.37% of such average month-end Net Assets. Brokerage commissions of $462,329 or 3.32%, Administrative fees of $ 13,035 or .09% and Profit Shares of $34,773 or .25% of average month-end Net Assets were paid. Interest income of $265,447 or 1.9% and Income from Investments of $505,629 or 3.63% of average month-end Net Assets resulted in net gain of $730,648 or 5.24% of average month-end Net Assets which resulted in a 5.21% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 11 profitable months and 7 unprofitable months.

                                 MONTH-END NET ASSET VALUE PER UNIT

         Jan.       Feb.       Mar.       Apr.        May       Jun.      Jul.      Aug.      Sep.
----------------------------------------------------------------------------------------------------
1996     $176.46    $165.47    $171.43    $177.03    $168.65   $163.61   $147.36   $153.84   $155.81
----------------------------------------------------------------------------------------------------
1997     $173.97    $178.86    $177.05    $174.27    $175.72   $176.05   $182.93   $174.82   $178.29
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

              (b)  Reports on Form 8-K
                   -------------------

              There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                            ML FUTURES INVESTMENTS II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer