Form 10-Q
period 1998-03-31
ML FUTURES INVESTMENTS II LP
filed 1998-05-11
CIK 811533

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                               ---------------
                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 0-16746


                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                        13-3481305
-------------------------------                 ------------------------------
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

                                 212-236-9757
                ----------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes X   No
                                                          --    --

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------



                                                                            March 31,          December 31,
                                                                              1998                1997
                                                                        -----------------   -----------------

ASSETS
------
Accrued interest                                                                 $23,885             $26,760
Equity in commodity futures trading accounts:
  Cash and option premiums                                                     5,423,388           5,939,906
  Net unrealized profit on open contracts                                         94,543              68,216
Investments                                                                    6,821,976           6,789,050
Receivable from outside investments                                              194,160              72,626
                                                                        -----------------   -----------------

         TOTAL                                                               $12,557,952         $12,896,558
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                                           $310,803             $97,997
  Brokerage commissions payable                                                   40,558              44,153
  Profit shares payable                                                          -                     3,398
  Administrative fees payable                                                      1,159               1,262
                                                                        -----------------   -----------------

       Total liabilities                                                         352,520             146,810
                                                                        -----------------   -----------------

PARTNERS' CAPITAL:
  General Partners (1229 and 1229 Units)                                         218,148             218,182
  Limited Partners (67534 and 70589 Units)                                    11,987,284          12,531,566
                                                                        -----------------   -----------------

       Total partners' capital                                                12,205,432          12,749,748
                                                                        -----------------   -----------------

         TOTAL                                                               $12,557,952         $12,896,558
                                                                        =================   =================

NET ASSET VALUE PER UNIT

    (Based on 68763 and 71818 Units outstanding)                                 $177.50             $177.53
                                                                        =================   =================

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                           For the three      For the three
                                                                            months ended       months ended
                                                                             March 31,          December 31,
                                                                               1998               1997
                                                                        -----------------   -----------------
REVENUES:
 Trading (loss) profits:
   Realized                                                                    $(307,970)           $388,490
   Change in unrealized                                                           26,327              34,211
                                                                        -----------------   -----------------

     Total trading results                                                      (281,643)            422,701
                                                                        -----------------   -----------------

 Interest income                                                                  72,968              90,954
 Income from investments                                                         332,992             349,575
                                                                        -----------------   -----------------

     Total revenues                                                              124,317             863,230
                                                                        -----------------   -----------------

EXPENSES:
 Profit shares                                                                    -                   50,106
 Brokerage commissions                                                           124,123             165,959
 Administrative fees                                                               3,546               4,568
                                                                        -----------------   -----------------

     Total expenses                                                              127,669             220,633
                                                                        -----------------   -----------------

NET (LOSS) INCOME                                                                $(3,352)           $642,597
                                                                        =================   =================

NET (LOSS) INCOME PER UNIT:
  Weighted average number of units
   outstanding                                                                    71,157              83,649
                                                                        =================   =================

   Weighted average net (loss) income
    per Limited Partner
    and General Partner Unit                                                      $(0.05)              $7.68
                                                                        =================   =================

See notes to financial statements.

                        ML FUTURES INVESTMENTS II L.P.
                        ------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------




                                            Units          Limited Partners   General Partner          Total
                                       ----------------   -----------------   ---------------     ----------------

PARTNERS' CAPITAL,
 December 31, 1996                             84,366         $14,088,386           $208,266          $14,296,652

Net income                                       -                633,268              9,329              642,597

Redemptions                                    (2,712)           (482,385)              -                (482,385)
                                       ----------------   -----------------   ---------------     ----------------

PARTNERS' CAPITAL,
 March 31, 1997                                81,654         $14,239,269           $217,595          $14,456,864
                                       ================   =================   ===============     ================

PARTNERS' CAPITAL,
 December 31, 1997                             71,818         $12,531,566           $218,182          $12,749,748

Net loss                                         -                 (3,318)               (34)              (3,352)

Redemptions                                    (3,055)           (540,964)              -                (540,964)
                                       ----------------   -----------------   ---------------     ----------------

PARTNERS' CAPITAL,
 March 31, 1998                                68,763         $11,987,284           $218,148          $12,205,432
                                       ================   =================   =================   ================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   INVESTMENTS

  As of March 31, 1998 and December 31, 1997, the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:


                                  1998               1997
                            ----------------   ----------------

Chesapeake LLC                 $  3,482,893       $  3,383,225
SJO LLC                           3,339,083          3,405,825
                            ----------------   ----------------
Total                          $  6,821,976       $  6,789,050
                            ================   ================

Total revenues and fees with respect to such investments are set forth as follows:


For the three months           Total            Brokerage         Administrative        Profit            Income from
ended March 31, 1998          Revenue          Commissions             Fees             Shares            Investments
                          ----------------   ----------------    ------------------   ------------    --------------------
Chesapeake LLC                   $392,589            $77,123                $2,204        $62,684                $250,578
SJO LLC                           172,291             77,188                 2,205         10,484                  82,414
                          ----------------   ----------------    ------------------   ------------    --------------------

Total                            $564,880           $154,311                $4,409        $73,168                $332,992
                          ================   ================    ==================   ============    ====================


For the three months           Total            Brokerage         Administrative        Profit            Income from
ended March 31, 1997          Revenue          Commissions             Fees             Shares            Investments
                          ----------------   ----------------    ------------------   ------------    --------------------
Chesapeake LLC                   $354,211            $88,489                $2,438        $53,478                $209,806
SJO LLC                           249,510             86,299                 2,376         21,066                 139,769
                          ----------------   ----------------    ------------------   ------------    --------------------

Total                            $603,721           $174,788                $4,814        $74,544                $349,575
                          ================   ================    ==================   ============    ====================


     Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of income for the three months ended March 31, 1998 and 1997 for Chesapeake LLC and SJO LLC are set forth as follows:


                                                  1998                                 1997
                                   -----------------------------------  -----------------------------------
                                      Chesapeake           SJO             Chesapeake           SJO
                                         LLC               LLC                LLC               LLC
                                   ----------------- -----------------  ----------------- -----------------
Assets                                  $17,505,551       $19,174,586        $17,195,182       $21,240,207
                                   ================= =================  ================= =================

Liabilities                                $764,584          $568,783           $704,681        $2,058,617
Members' Capital                         16,740,967        18,605,803         16,490,501        19,181,590
                                   ----------------- -----------------  ----------------- -----------------

Total                                   $17,505,551       $19,174,586        $17,195,182       $21,240,207
                                   ================= =================  ================= =================

Revenues                                 $1,890,020          $972,284         $1,979,886        $1,409,347

Expenses                                    685,055           503,557            800,919           619,328
                                   ----------------- -----------------  ----------------- -----------------

Net Income                               $1,204,965          $468,727         $1,178,967          $790,019
                                   ================= =================  ================= =================


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's total trading results by reporting category for the respective periods are as follows:


                                For the three         For the three
                                 months ended          months ended
                                  March 31,             March 31,
                                    1998                  1997
                               --------------         -------------
Interest rates &
Stock indices                       $(42,660)              $96,682
Commodities                          (19,637)               (9,513)
Currencies                          (218,007)              315,680
Energy                                 7,576                23,517
Metals                                (8,915)               (3,665)
                               --------------         -------------
                                   $(281,643)             $422,701
                               ==============         =============

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                            1998                                                 1997
                         ---------------------------------------------        -------------------------------------------
                          Commitment to              Commitment to              Commitment to           Commitment to
                         Purchase (Futures,          Sell (Futures,           Purchase (Futures,        Sell (Futures,
                         Options & Forwards)       Options & Forwards)        Options & Forwards)     Options & Forwards)
                         -------------------       -------------------        -------------------     -------------------
Interest rate &
Stock  Indices                   $3,563,371               $2,283,490                 $5,031,192                 $742,619
Commodities                        -                         106,300                     26,500                  253,889
Currencies                       11,632,072               16,633,920                 11,161,667               15,160,081
Energy                               25,220                 -                          -                         456,740
Metals                               59,888                 -                          -                          58,575
                         -------------------       -------------------        -------------------     -------------------
                                $15,280,551              $19,023,710                $16,219,359              $16,671,904
                         ===================       ===================        ===================     ===================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                           1998                                             1997
                        --------------------------------------------     ------------------------------------------
                          Commitment to            Commitment to           Commitment to            Commitment to
                        Purchase (Futures,         Sell (Futures,        Purchase (Futures,       Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)    Options & Forwards)
                        -------------------      -------------------     -------------------    -------------------
Exchange
   traded                     $4,444,003               $5,397,772             $5,419,491               $4,112,608
Non-Exchange
    traded                    10,836,548               13,625,938             10,799,868               12,559,296
                        -------------------      -------------------     -------------------    -------------------

                             $15,280,551              $19,023,710            $16,219,359              $16,671,904
                        ===================      ===================     ===================    ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                       1998                                                1997
                      --------------------------------------------         --------------------------------------------
                           Commitment to           Commitment to               Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,            Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)        Options & Forwards)      Options & Forwards)
                        ------------------       -----------------          ------------------       ------------------
Interest rate &
Stock  Indices                $6,350,831               $1,749,396                 $6,524,597               $2,675,877
Commodities                       90,904                   70,538                    316,417                  237,959
Currencies                    10,868,142               14,146,657                  6,866,705                9,184,590
Energy                            35,820                -                            279,102                  249,165
Metals                           101,536                -                            117,033                  178,938
                        ------------------       -----------------          ------------------       ------------------
                             $17,447,233              $15,966,591                $14,103,854              $12,526,529
                        ==================       =================          ==================       ==================


The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                     1998                                     1997
                      -----------------------------------      ------------------------------------
                          Gross                 Net                Gross                  Net
                       Unrealized           Unrealized          Unrealized            Unrealized
                         Profit               Profit              Profit                Profit
                      --------------       --------------      --------------        --------------
Exchange
   traded                   $53,896              $40,991             $69,448               $59,134
Non-Exchange
   traded                   192,622               53,552             286,112                 9,082
                      --------------       --------------      --------------        --------------
                           $246,518              $94,543            $355,560               $68,216
                      ==============       ==============      ==============        ==============


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                      MONTH-END NET ASSET VALUE PER UNIT

                   ----------------------------------------
                           Jan.      Feb.       Mar.
                   ----------------------------------------
                   1997    $173.97   $178.86    $177.05
                   ----------------------------------------
                   1998    $176.25   $176.78    $177.50
                   ----------------------------------------



Performance Summary

January 1, 1997 to March 31, 1997

         In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable for currencies; however, losses were incurred in March.

        Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Profits were incurred in January and February. Losses were incurred in interest rates in March.

        In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy; however, February proved profitable.

        Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

          The Fund's positions in the global interest rate markets were profitable during the quarter. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

          Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

          Trading results in stock index markets were mixed, but profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

          Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information.

          Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

          The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.


Item 6.   Exhibits and Reports on Form 8-K.

                (a)  Exhibits
                     --------

                There are no exhibits required to be filed as part of this document.

                (b)  Reports on Form 8-K
                     -------------------
                There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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




                                  ML FUTURES INVESTMENTS II L.P.






                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)






Date: May 11, 1998                By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                     John R. Frawley, Jr.
                                     Chairman, Chief Executive Officer,
                                     President and Director






Date:  May 11, 1998               By /s/ SERGIO M. PAVONE
                                     --------------------
                                     Sergio M. Pavone
                                     Vice President and Controller
                                     (Chief Accounting Officer)