Form 10-Q
period 1998-06-30
ML FUTURES INVESTMENTS II LP
filed 1998-08-13
CIK 811533

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ---------------

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

                                 212-236-5662
        --------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                           June 30,             December 31,
                                                                             1998                   1997
                                                                    --------------------    -------------------

ASSETS
------
Accrued interest                                                             $     1,187            $    26,760
Equity in commodity futures trading accounts:
    Cash and option premiums                                                      28,939              5,939,906
    Net unrealized profit on open contracts                                            -                 68,216
Investments                                                                   11,294,574              6,789,050
Receivable from outside investments                                              239,046                 72,626
                                                                    --------------------    -------------------

                TOTAL                                                        $11,563,746            $12,896,558
                                                                    ====================    ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                      $   219,563            $    97,997
    Brokerage commissions payable                                                      -                 44,153
    Profit shares payable                                                              -                  3,398
    Administrative fees payable                                                        -                  1,262
                                                                    --------------------    -------------------

            Total liabilities                                                    219,563                146,810
                                                                    --------------------    -------------------

PARTNERS' CAPITAL:
  General Partners (681 and 1229 Units)                                          118,479                218,182
  Limited Partners (64523 and 70589 Units)                                    11,225,704             12,531,566
                                                                    --------------------    -------------------

            Total partners' capital                                           11,344,183             12,749,748
                                                                    --------------------    -------------------

                TOTAL                                                        $11,563,746            $12,896,558
                                                                    ====================    ===================

NET ASSET VALUE PER UNIT

         (Based on 65204 and 71818 Units outstanding)                            $173.98                $177.53
                                                                    ====================    ===================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three            For the three          For the six          For the six
                                             months ended             months ended           months ended        months ended
                                               June 30,                 June 30,               June 30,            June 30,
                                                 1998                     1997                   1998                1997
                                        --------------------     --------------------     ---------------     -----------------
REVENUES:
    Trading (loss) profits:
        Realized                                   $(151,031)                $ 52,873           $(459,001)             $441,363
        Change in unrealized                         (86,758)                  13,962             (60,431)               48,173
                                        --------------------     --------------------     ---------------     -----------------

            Total trading results                   (237,789)                  66,835            (519,432)              489,536
                                        --------------------     --------------------     ---------------     -----------------

    Interest income                                   45,392                   89,530             118,360               180,484
    Income (loss) from investments                    24,591                  (82,821)            357,583               266,754
                                        --------------------     --------------------     ---------------     -----------------

            Total revenues                          (167,806)                  73,544             (43,489)              936,774
                                        --------------------     --------------------     ---------------     -----------------

EXPENSES:
    Profit shares                                          -                      850                   -                50,956
    Brokerage commissions                             74,610                  152,396             198,734               318,355
    Administrative fees                                2,132                    4,354               5,678                 8,922
                                        --------------------     --------------------     ---------------     -----------------

            Total expenses                            76,742                  157,600             204,412               378,233
                                        --------------------     --------------------     ---------------     -----------------

NET (LOSS) INCOME                                  $(244,548)                $(84,056)          $(247,901)             $558,541
                                        ====================     ====================     ===============     =================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                   67,764                   79,948              69,462                81,799
                                        ====================     ====================     ===============     =================

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit                        $(3.61)                  $(1.05)             $(3.57)                $6.83
                                        ====================     ====================     ===============     =================


See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------


                                         Units           Limited Partners       General Partner            Total
                                  ----------------     -----------------     ------------------     ----------------
PARTNERS' CAPITAL,
  December 31, 1996                         84,366           $14,088,386               $208,266          $14,296,652

Net income                                       -               550,443                  8,098              558,541

Redemptions                                 (8,461)           (1,492,161)                     -           (1,492,161)
                                  ----------------     -----------------     ------------------     ----------------

PARTNERS' CAPITAL,
  June 30, 1997                             75,905           $13,146,668               $216,364          $13,363,032
                                  ================     =================     ==================     ================

PARTNERS' CAPITAL,
  December 31, 1997                         71,818           $12,531,566               $218,182          $12,749,748

Net loss                                         -              (243,445)                (4,456)            (247,901)

Redemptions                                 (6,614)           (1,062,417)               (95,247)          (1,157,664)
                                  ----------------     -----------------     ------------------     ----------------

PARTNERS' CAPITAL,
  June 30, 1998                             65,204           $11,225,704               $118,479          $11,344,183
                                  ================     =================     ==================     ================


See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. INVESTMENTS

Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

As of June 30, 1998 the Partnership had an investment in the MM LLC and as of December 31, 1997, the Partnership had investments in the ML Chesapeake Diversified L.L.C. ("Chesapeake LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:

                                          1998                    1997
                                  -------------------     -------------------

           MM LLC                         $11,294,574       $               -
           Chesapeake LLC                           -               3,383,225
           SJO LLC                                  -               3,405,825
                                  -------------------     -------------------
           Total                          $11,294,574              $6,789,050
                                  ===================     ===================





During the second quarter of 1998, the Partnership withdrew its investments in Chesapeake LLC and SJO LLC.

Total revenues and fees with respect to such investments are set forth as follows:

For the three months           Total            Brokerage        Administrative         Profit           Income (loss) from
ended June 30, 1998           Revenue          Commissions            Fees              Shares               Investments

                        -----------------  -----------------  -------------------  --------------   ---------------------------

Chesapeake LLC                   $ 21,810           $ 50,867               $1,453        $ (6,231)                    $ (24,279)
MM LLC                            122,369             84,285                2,408          25,066                        10,610
SJO LLC                            92,630             48,530                1,387           4,453                        38,260
                        -----------------  -----------------  -------------------  --------------   ---------------------------

Total                            $236,809           $183,682               $5,248        $ 23,288                    $   24,591
                        =================  =================  ===================  ==============   ===========================


For the three months           Total            Brokerage        Administrative         Profit           Income (loss) from
ended June 30, 1997           Revenue          Commissions            Fees              Shares               Investments

                        -----------------  -----------------  -------------------  --------------   ---------------------------

Chesapeake LLC                   $(86,539)          $ 78,800               $2,251        $(33,569)                    $(134,021)
SJO LLC                           137,791             79,555                2,273           4,763                        51,200
                        -----------------  -----------------  -------------------  --------------   ---------------------------

Total                            $ 51,252           $158,355               $4,524        $(28,806)                    $ (82,821)
                        =================  =================  ===================  ==============   ===========================


For the six months             Total            Brokerage        Administrative         Profit        Income from Investments
ended June 30, 1998           Revenue          Commissions            Fees              Shares
                        -----------------  -----------------  -------------------  --------------  ---------------------------


Chesapeake LLC                   $414,399           $127,990               $3,659         $56,452                     $226,298
MM LLC                            122,369             84,285                2,408          25,066                       10,610
SJO LLC                           264,922            125,718                3,592          14,937                      120,675
                        -----------------  -----------------  -------------------  --------------  ---------------------------

Total                            $801,690           $337,993               $9,659         $96,455                     $357,583
                        =================  =================  ===================  ==============  ===========================


For the six months             Total            Brokerage        Administrative         Profit        Income from Investments
ended June 30, 1997           Revenue          Commissions            Fees              Shares
                        -----------------  -----------------  -------------------  --------------  ---------------------------

Chesapeake LLC                   $267,672           $167,289               $4,689         $19,909                     $ 75,785
SJO LLC                           387,301            165,854                4,649          25,829                      190,969
                        -----------------  -----------------  -------------------  --------------  ---------------------------

Total                            $654,973           $333,143               $9,338         $45,738                     $266,754
                        =================  =================  ===================  ==============  ===========================

  Condensed statements of financial condition and statements of income for MM LLC, Chesapeake LLC and SJO LLC are set forth as follows:

                                      MM LLC                             Chesepeake LLC                           SJO LLC

                                  June 30, 1998                        December 31, 1997                     December 31, 1997

    Assets                               $123,484,970                            $17,195,182                          $21,240,207
                      ===============================     ==================================    =================================

    Liabilities                          $  3,872,011                            $   704,681                          $ 2,058,617
    Members' Capital                      119,612,959                             16,490,501                           19,181,590
                      -------------------------------     ----------------------------------    ---------------------------------

    Total                                $123,484,970                            $17,195,182                          $21,240,207
                      ===============================     ==================================    =================================


                                                    MM  LLC

                              For the three  months                    For the six months
                               ended June 30, 1998                    ended June 30, 1998
                     ------------------------------------     ----------------------------------


    Revenues                                 $  1,307,775                            $ 1,307,775

    Expenses                                    1,187,403                              1,187,403
                     ------------------------------------     ----------------------------------

    Net Income                               $    120,372                            $   120,372
                     ====================================     ==================================


                                                                     Chespeake LLC
                      For the three  months        For the three months       For the six  months       For the six months
                      ended June 30, 1998          ended June 30, 1997        ended June 30, 1998       ended June 30, 1997
                     -----------------------     ------------------------    ---------------------    -----------------------

    Revenues                      $   95,555                    $(448,098)              $1,985,575                  $1,531,788

    Expenses                         299,321                      250,719                  903,412                   1,051,638
                     -----------------------     ------------------------    ---------------------     -----------------------

    Net (Loss) Income              $(203,766)                   $(698,817)              $1,082,163                  $  480,150
                     =======================     ========================    =====================     =======================



                                                                         SJO LLC
                       For the three  months         For the three months      For the six  months         For the six months
                         ended June 30, 1998          ended June 30, 1997      ended June 30, 1998        ended June 30, 1997
                     -----------------------     ------------------------    ---------------------     ----------------------


    Revenues                      $  500,566                   $  765,489               $1,472,849                 $2,174,836

    Expenses                         299,321                      481,869                  802,877                  1,101,197
                     -----------------------     ------------------------    ---------------------     ----------------------

    Net Income                    $  201,245                   $  283,620               $  669,972                 $1,073,639
                     =======================     ========================    =====================     ======================


3. FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments.

  The Partnership's total trading results by reporting category for the respective periods are as follows:

                      For the three        For the three        For the six         For the six
                       months ended         months ended        months ended        months ended
                        June 30,             June 30,             June 30,            June 30,
                          1998                 1997                 1998                1997
                   ----------------     ----------------     ---------------     ---------------
Interest rates &
Stock indices             $ (89,541)            $  8,701           $(132,201)           $105,383
Commodities                  (4,130)             (68,376)            (23,767)            (77,889)
Currencies                 (149,629)             143,361            (367,636)            459,041
Energy                       10,796              (41,804)             18,372             (18,287)
Metals                       (5,285)              24,953             (14,200)             21,288
                   ----------------     ----------------     ---------------     ---------------
                          $(237,789)            $ 66,835           $(519,432)           $489,536
                   ================     ================     ===============     ===============





Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                       1998                                                     1997
                    ----------------------------------------------          --------------------------------------------
                       Commitment to              Commitment to               Commitment to              Commitment to
                     Purchase (Futures,           Sell (Futures,             Purchase (Futures,         Sell (Futures,
                     Options & Forwards)        Options & Forwards)         Options & Forwards)       Options & Forwards)
                    ----------------------------------------------          --------------------------------------------
Interest rate &
Stock  Indices                     $   -                      $  -                 $ 5,031,192               $   742,619
Commodities                            -                         -                      26,500                   253,889
Currencies                             -                         -                  11,161,667                15,160,081
Energy                                 -                         -                           -                   456,740
Metals                                 -                         -                           -                    58,575
                    --------------------        ------------------          ------------------        ------------------
                                   $   -                      $  -                 $16,219,359               $16,671,904
                    ====================        ==================          ==================        ==================




The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                       1998                                                     1997
                    ------------------------------------------------       ------------------------------------------------
                        Commitment to               Commitment to              Commitment to           Commitment to
                      Purchase (Futures,           Sell (Futures,            Purchase (Futures,        Sell (Futures,
                     Options & Forwards)         Options & Forwards)        Options & Forwards)      Options & Forwards)
                    ------------------------------------------------        -----------------------------------------------
Exchange
 traded                            $   -                        $  -                $ 5,419,491                 $ 4,112,608
Non-Exchange
    traded                             -                           -                 10,799,868                  12,559,296
                    --------------------        --------------------       --------------------        --------------------
                                   $   -                        $  -                $16,219,359                 $16,671,904
                    ====================        ====================       ====================        ====================




The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                       1998                                                   1997
                    --------------------------------------------          --------------------------------------------
                       Commitment to             Commitment to               Commitment to              Commitment to
                     Purchase (Futures,          Sell (Futures,            Purchase (Futures,          Sell (Futures,
                     Options & Forwards)        Options & Forwards)        Options & Forwards)      Options & Forwards)
                    -----------------------------------------------       --------------------------------------------
Interest rate &
Stock  Indices             $ 4,804,906               $ 3,937,171                 $ 6,524,597               $ 2,675,877
Commodities                     77,463                   102,771                     316,417                   237,959
Currencies                  11,169,707                13,514,026                   6,866,705                 9,184,590
Energy                          29,010                    88,840                     279,102                   249,165
Metals                         101,536                         -                     117,033                   178,938
                    ------------------        ------------------          ------------------        ------------------
                           $16,182,622               $17,642,808                 $14,103,854               $12,526,529
                    ==================        ==================          ==================        ==================




The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                          1998                                  1997
                    ---------------------------------     ----------------------------------
                         Gross               Net               Gross                Net
                       Unrealized         Unrealized         Unrealized          Unrealized
                         Profit             Profit             Profit              Profit
                    --------------     --------------     --------------      --------------
Exchange
   traded                    $   -              $   -           $ 69,448             $59,134
Non-Exchange
    traded                       -                  -            286,112               9,082
                    --------------     --------------     --------------      --------------
                             $   -              $   -           $355,560             $68,216
                    ==============     ==============     ==============      ==============




Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.

                MONTH-END NET ASSET VALUE PER UNIT


                                 Jan.        Feb.        Mar.        Apr.        May         Jun.
----------------------------------------------------------------------------------------------------
1997                             $173.97     $178.86     $177.05     $174.21     $175.72     $176.05
----------------------------------------------------------------------------------------------------
1998                             $176.25     $176.78     $177.50     $170.80     $173.81     $173.98
----------------------------------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

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

April 1, 1997 to June 30, 1997

In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was profitable for the quarter.

Global interest rate trading provided varied results for the quarter. Losses were incurred in April.due to U.S. bond prices having moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

Energy trading saw losses throughout the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

Agricultural commodity trading was unprofitable for the quarter; May however was a profitable month. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits. Early in the quarter, U.S. Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals trading also resulted in losses, while energy trading was profitable.
The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

Results in currency trading were unprofitable, as the Japanese yen weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were also unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

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

         (a)     None.
         (b)     None.
         (c)     None.
         (d)     None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information.

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. ("MLIP"). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               --------

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            ML FUTURES INVESTMENTS II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 11, 1998       By /s/ JOHN R . FRAWLEY, JR.
                               -------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer