Form 10-K405
period 1998-12-31
ML FUTURES INVESTMENTS II LP
filed 1999-03-26
CIK 811533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 1998
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 0-16746

                        ML FUTURES INVESTMENTS II L.P.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                       13-3481305
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
                       SOUTH TOWER, NEW YORK, NY 10080
                    --------------------------------------
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

                                                            Yes   X     No __
                                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 1999, limited partnership units with an aggregate value of $10,816,138 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                        ML FUTURES INVESTMENTS II L.P.

                      ANNUAL REPORT FOR 1998 ON FORM 10-K


                               Table of Contents
                               -----------------

                                           PART I                                                            PAGE
                                           ------                                                            ----
Item 1.    Business.......................................................................................     1

Item 2.    Properties.....................................................................................     5

Item 3.    Legal Proceedings..............................................................................     5

Item 4.    Submission of Matters to a Vote of Security Holders............................................     6


                                           PART II
                                           -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................     6

Item 6.    Selected Financial Data........................................................................     7

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................    16

Item 8.    Financial Statements and Supplementary Data....................................................    16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    16

                                           PART III
                                           --------

Item 10.   Directors and Executive Officers of the Registrant.............................................    16

Item 11.   Executive Compensation.........................................................................    18

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    18

Item 13.   Certain Relationships and Related Transactions.................................................    19

                                           PART IV
                                           -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    20

                                    PART I

ITEM 1:  BUSINESS
         --------

     (a)  General Development of Business:
          -------------------------------

          ML Futures Investments II L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on January 20, 1987 and began trading operations on May 2, 1988. The Partnership made a single offering of its units of limited partnership interest ("Units"). Units may be redeemed as of the end of each calendar month. The Partnership engages (currently, through an investment in a limited liability company, see below) in the speculative trading of a portfolio of futures, options on futures, forwards and options on forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world futures markets. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation over time.

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") is the general partner of the Partnership and selects and allocates the Partnership's assets (through the Partnership's investment in ML Multi-Manager Portfolio LLC ("MM LLC"), among the Advisors, each unaffiliated with MLIP and each of which trades independently of the others. The Partnership and MM LLC are referred to throughout this document, either individually and/or collectively, as the "Fund". Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. A portion of the Partnership's assets is held by a commodity broker, other than MLF, to facilitate the trading of a certain independent advisor. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

          Prior to October 1, 1996, the Partnership placed assets with the Trading Advisors by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Trading Advisors through investing in private funds ("Trading LLCs") sponsored by MLIP, through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIP. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIP consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Partnership. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, MM LLC, which opened a single account with each Advisor selected. MM LLC is managed by MLIP, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIP. The following disclosures relate to the operation of the Partnership through its investment in MM LLC.

          As of December 31, 1998, the capitalization of the Fund was $11,209,662, and the Net Asset Value per Unit, originally $100 as of May 2, 1988, had risen to $187.99.

          Through December 31, 1998, the highest month-end Net Asset Value per Unit was $187.99 (December 31, 1998) and the lowest $105.26 (May 31, 1988).

     (b)  Financial Information about Segments:
          ------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (c)  Narrative Description of Business:
          ---------------------------------

          GENERAL

          The Fund trades (currently, through its investment in MM LLC) in the international futures, options on futures, forwards and options on forward markets with the objective of achieving substantial capital appreciation over time.

          The General Partner is MM LLC's trading manager with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC's assets among different Advisors.

          Although considered as a whole, the Partnership (currently, through its investment in MM LLC) trades in a diversified range of international markets. Certain of the Trading Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolios varies substantially over time.

          MLIP may, from time to time, direct certain individual Advisors to manage their Fund accounts as if they were managing more equity than the actual capital allocated to them.

          One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

          USE OF PROCEEDS AND INTEREST INCOME

          Market Sectors.  The Partnership (currently, through its investment in
          --------------
MM LLC) trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types. The Fund trades (currently through its investment in
          ------------
 MM LLC) on a variety of United States and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

          Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

          In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated --differ substantially from time to time as well as over time.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets. The majority of the Fund's assets are currently
          -----------------
held in customer accounts at Merrill Lynch.

          Interest paid by Merrill Lynch on the Fund's U.S. Dollar and Non U.S.
          ---------------------------------------------------------------------
Dollar Assets.  A marjority of the Fund's U.S. dollar assets are maintained at
--------------
MLF. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

          Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar-denominated positions.

                         ____________________________

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1998, 1997 and 1996.

                                    1998                     1997                       1996
                      ------------------------------------------------------------------------------------
                                     % of Average              % of Average                 % of Average
                          Dollar      Month-End     Dollar       Month-End        Dollar      Month-End
    Charges               Amount      Net Assets    Amount       Net Assets       Amount     Net Assets
----------------------------------------------------------------------------------------------------------
Brokerage
Commissions              $198,734       1.70%      $595,634        4.37%        $1,418,126       9.48%
Administrative
Fees                        5,678       0.05%        16,844        0.12%            36,362       0.24%
Profit Shares                   -       0.00%        10,277        0.08%           326,058       2.18%
                      ------------------------------------------------------------------------------------
Total                    $204,412       1.75%      $622,755        4.57%        $1,780,546      11.90%
                      ====================================================================================

                         ____________________________

          Subsequent to October 1, 1996, Brokerage Commissions, Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Fund, because the Fund paid the bulk of these fees as an investor in the Trading LLCs or MM LLC. See "Description of Current Charges."

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets in offset accounts.

          The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $11,668,311, $13,632,115, and $14,965,058, respectively.

          During 1998, 1997 and 1996, the Fund earned $118,183 , $345,022 and
$668,742 in interest income, or approximately 1.01%, 2.53% and 4.47% of the Fund's average month-end Net Assets.

          Effective January 1, 1996, the 10% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 9.75% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          Effective February 1, 1997, the Brokerage Commissions paid by the Fund were reduced from 9.75% to 8.75% per annum.

                         ____________________________

                        DESCRIPTION OF CURRENT CHARGES


RECIPIENT         NATURE OF PAYMENT           AMOUNT OF PAYMENT
---------         -----------------           -----------------

MLF               Brokerage Commissions       A flat-rate monthly commission of
                                              0.7291 of 1% of the Fund's month-
                                              end assets (an 8.75% annual rate).

                                              During 1998, 1997 and 1996, the
                                              round-turn (each purchase and sale
                                              or sale and purchase of a single
                                              futures contract) equivalent rate
                                              of the Fund's flat-rate Brokerage
                                              Commissions was approximately
                                              $121, $130 and $80, respectively.
                                              The round-turn rates for 1995 and
                                              1996 reflect Brokerage Commissions
                                              at the rate of 9.75% per annum. As
                                              of February 1, 1997, this rate was
                                              reduced to 8.75%.

MLF               Use of Fund assets          Merrill Lynch may derive an
                                              economic benefit from the deposit
                                              of certain of the Fund's U.S.
                                              dollar assets in offset account.

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

MLIB; Other      Bid-ask  spreads             Bid-ask spreads on forward and
Counterparties                                related trades.

Trading          Profit Shares                Prior to January 1, 1997, all
Advisors                                      Advisors received quarterly Profit
                                              Shares ranging from 15% to 25%
                                              (depending on the Trading Advisor)
                                              of any New Trading Profit achieved
                                              by the Fund account. As of January
                                              1, 1997, a number of Advisors
                                              agreed to receive only annual
                                              Profit Shares. Profit Shares are
                                              also paid upon redemption of Units
                                              and upon the net reallocation of
                                              assets away from an Advisor. New
                                              Trading Profit is calculated
                                              separately in respect of each
                                              Advisor, irrespective of the
                                              overall performance of the Fund.
                                              The Fund and MM LLC may pay
                                              substantial Profit Shares during
                                              periods when it is incurring
                                              significant overall losses.

Trading Advisor     Consulting Fees           MLF pays the Advisors annual
                                              Consulting Fees ranging up to 2%
                                              of the Partnership's average
                                              month-end assets allocated to them
                                              for management, after the
                                              reduction for a portion of
                                              brokerage commissions.

MLF;                Extraordinary expenses    Actual costs incurred; none paid
 Others                                       to date.

                             ____________________

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

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales:
          -----

          The Partnership trades (through its investment in MM LLC) on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2: PROPERTIES
        ----------

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3: LEGAL PROCEEDINGS
        -----------------

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.

                             ____________________

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

          The Partnership has never submitted any matter to a vote of its Limited Partners.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Item 5(a)

     (a)  Market Information:
          ------------------

          There is no public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

     (b)  Holders:
          -------

          As of December 31, 1998, there were 937 holders of Units, including the General Partner.

     (c)  Dividends:
          ---------

          The Partnership has made no distributions, nor does the General Partner presently intend to make any distributions in the future.

Item 5(b)

     Not applicable.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

            The following selected financial data has been derived from the audited financial statements of the Partnership:

                                 FOR THE YEAR       FOR THE YEAR      FOR THE YEAR       FOR THE YEAR      FOR THE YEAR
                                     ENDED             ENDED              ENDED             ENDED              ENDED
                                 DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
STATEMENT OF OPERATIONS              1998               1997              1996               1995              1994
-------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading (Loss) Profit:

     Realized (Loss) Gain     $       (451,217)   $       308,501   $     3,382,048   $     3,732,452    $     1,431,115
     Change in Unrealized
     (Loss) Gain                       (68,216)            64,324        (2,025,157)         (120,416)          (270,445)
                           ----------------------------------------------------------------------------------------------
Total Trading Results                 (519,433)           372,825         1,356,891         3,612,036          1,160,670
                           ----------------------------------------------------------------------------------------------

Interest Income                        118,183            345,022           668,742           806,886            614,734
                           ----------------------------------------------------------------------------------------------
     Total Revenues                   (401,250)           717,847         2,025,633         4,418,922          1,775,404
                           ----------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions             198,734            595,634         1,418,126         1,622,255          1,764,298
     Administrative Fees                 5,678             16,844            36,362                 -                  -
     Profit Shares                           -             10,277           326,058           293,724            380,332
   -                       ----------------------------------------------------------------------------------------------
     Total Expenses                    204,412            622,755         1,780,546         1,915,979          2,144,630
                           ----------------------------------------------------------------------------------------------
Income from Investments              1,238,572            571,891            37,777                 -                  -
                           ----------------------------------------------------------------------------------------------
Net Income (Loss)             $        632,910    $       666,983   $       282,864   $     2,502,943    $      (369,226)
                           ==============================================================================================

                                   DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                    1998               1997              1996              1995               1994
-------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                 $11,209,662        $12,749,748       $14,296,652       $16,135,438      $16,768,729
Net Asset Value per Unit             $    187.99        $    177.53       $    169.46       $    166.06        $  141.84
                                 ----------------------------------------------------------------------------------------

     The variations in statement of operations line items are primarily due to investing in Trading LLCs and in MM LLC.

-----------------------------------------------------------------------------------------------------------------
                                                MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------
       Jan.     Feb.     Mar.     Apr.      May     June     July     Aug.     Sept.    Oct.     Nov.     Dec.
-----------------------------------------------------------------------------------------------------------------
1994  $136.63  $131.58  $128.36  $127.05  $136.94  $142.63  $139.91  $134.39  $139.23  $140.42  $141.56  $141.84
-----------------------------------------------------------------------------------------------------------------
1995  $137.22  $137.47  $145.26  $145.14  $154.53  $147.52  $145.50  $150.48  $151.82  $150.72  $155.36  $166.06
-----------------------------------------------------------------------------------------------------------------
1996  $176.46  $165.47  $171.43  $177.03  $168.65  $163.61  $147.36  $153.84  $155.81  $165.00  $173.89  $169.46
-----------------------------------------------------------------------------------------------------------------
1997  $173.97  $178.86  $177.05  $174.27  $175.72  $176.05  $182.93  $174.82  $178.29  $173.04  $173.19  $177.53
-----------------------------------------------------------------------------------------------------------------
1998  $176.25  $176.78  $177.50  $170.80  $173.81  $173.98  $174.22  $183.74  $187.67  $187.09  $187.25  $187.99
-------------------------------------------------------------------------------------------------------------------

            Pursuant to CFTC policy, monthly performance is presented from January 1, 1994 even though the Units were outstanding prior to such date.

                        ML FUTURES INVESTMENTS II L.P.
                               December 31, 1998

 Type of Pool:  Selected-Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      Inception of Trading:  May 2, 1988
                   Aggregate Subscriptions:    $269,810,800
                     Current Capitalization:   $11,209,662
                  Worst Monthly Drawdown/(2)/:  (9.93)%  (7/96)
           Worst Peak-to-Valley Drawdown/(3)/:  (16.76)%  (5/96-7/96)

                                 _____________

            Net Asset Value per Unit, December 31, 1998:   $187.99

----------------------------------------------------------------------------
                         MONTHLY RATES OF RETURN/(4)/
----------------------------------------------------------------------------
MONTH               1998        1997        1996        1995        1994
----------------------------------------------------------------------------
January             (0.72)%      2.66%       6.26%      (3.26)%     (4.99)%
----------------------------------------------------------------------------
February             0.30        2.81       (6.23)        0.18       (3.69)
----------------------------------------------------------------------------
March                0.41       (1.01)       3.61         5.66       (2.45)
----------------------------------------------------------------------------
April               (3.77)      (1.57)       3.26        (0.08)      (1.02)
----------------------------------------------------------------------------
May                  1.76        0.83       (4.73)        6.47        7.78
----------------------------------------------------------------------------
June                 0.10        0.19       (2.99)       (4.54)       4.16
----------------------------------------------------------------------------
July                 0.14        3.91       (9.93)       (1.36)      (1.91)
----------------------------------------------------------------------------
August               5.46       (4.43)       4.39         3.42       (3.95)
----------------------------------------------------------------------------
September            2.14        1.98        1.28         0.89        3.60
----------------------------------------------------------------------------
October             (0.31)      (2.94)       5.90        (0.72)       0.85
----------------------------------------------------------------------------
November             0.09        0.09        5.39         3.08        0.81
----------------------------------------------------------------------------
December             0.40        2.51       (2.55)        6.89        0.20
----------------------------------------------------------------------------
Compound Annual
Rate of Return       5.91%       4.78%       2.05%       17.07%     (1.36)%
----------------------------------------------------------------------------

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

     (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1994 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

     (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1994 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

     (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month .

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

Advisor Selections

            The Fund's results of operations depend on MLIP's ability to select Advisors and the Advisors' ability to trade profitably. MLIP's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Fund's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Fund's past performance is not necessarily indicative of its future results.

            MLIP has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Fund's assets committed to trading.

            MLIP's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its asset allocation decisions.

            MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

General
-------

            A number of the Advisors are trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

            If a trend-following Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Fund's positions while retaining most of the profits made from following the trend.

            In analyzing the performance of trend-following programs, economic conditions, political events, weather factors, etc., are not directly relevant because only market data has any input into trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements which the programs are designed to identify, a trend-following Advisor may miss the trend altogether.

            In the case of the Advisors which implement strategies which rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

Performance Summary
-------------------

            This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

            The Advisors, as a group, are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

            While there can be no assurance that any Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

     1998

                                                     Total Trading
                                                        Results
     Interest Rates and Stock Indices               $     (132,201)
     Commodities                                           (23,769)
     Currencies                                           (367,635)
     Energy                                                 18,372
     Metals                                                (14,200)
                                                    ---------------
                                                    $     (519,433)
                                                    ===============

     Global interest rate markets provided the Fund with its most profitable positions for the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Fund's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Fund's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Fed lowered interest rates.

     In energy markets, demand for crude oil in the Middle East was affected by low oil prices early in the year, and trading resulted in losses. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine-year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the first half of 1998. Short heating oil positions in the third quarter proved profitable for the Fund as the market for heating oil prices dropped to its lowest level in more than a decade. In early December, oil and natural gas prices dropped sharply, causing continued problems for many emerging market countries that depend on commodity exports for economic growth and government financing. These price pressures were mainly due to excessive supply availability and near-term weather indications that inventories would remain at more than adequate levels even in the event of a cold Northern Hemisphere winter. Also, the December U.S. air attack on Iraq failed to cause any damage to oil pumping and shipping operations, and oil prices fell over 10%.

     Trading results in stock index markets were mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

     In currency markets, results early in the year were mixed, but unprofitable. During the second quarter, strong gains were realized in positions in the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Significant gains from Japanese yen trading continued into the third quarter, and Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened. Japan's deepening recession and credit crunch continued through the fourth quarter, and the Fund achieved gains from long yen positions.

     Gold prices began the year drifting sideways, and continued to weaken following news in the second quarter of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion, which was at the low end of expectations. Gold was unable to extend third quarter rallies or to build any significant upside momentum, resulting in a trendless environment. This was also the case in the fourth quarter, as gold's cost of production declined. Also, silver markets remained range-bound, while also experiencing a significant selloff in November, and aluminum traded at its lowest levels since 1994, with many aluminum smelters operating at a loss.

     In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Fund was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

     1997

                                                      Total Trading
                                                         Results
     Interest Rates and Stock Indices                $       58,472
     Commodities                                           (159,382)
     Currencies                                             382,671
     Energy                                                  41,509
     Metals                                                  49,555
                                                     ---------------
                                                     $      372,825
                                                     ===============

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

     1996

                                                   Total Trading
                                                       Results
     Interest Rates and Stock Indices             $        496,284
     Commodities                                           (60,267)
     Currencies                                            978,020
     Energy                                              1,040,803
     Metals                                             (1,097,949)
                                                 -------------------
                                                  $      1,356,891
                                                 ===================

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

Variables Affecting Performance
-------------------------------

          The principal variables which determine the net performance of the Fund are gross profitability and interest income. During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

          The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful
Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

Liquidity; Capital Resources
----------------------------

          The Fund sells no securities other than the Units. The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Fund's operation to date and are expected to continue to be so.

          Substantially all of the Fund's assets are held in cash. The Net Asset Value of the Fund's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

          Substantially all of the Fund's assets are held in cash. Accordingly, except in very unusual circumstances, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund's positions and assets, the Fund's monthly Net Asset Value calculations are precise, and investors need only wait 10 business days to receive the full redemption proceeds of their Units.

YEAR 2000 COMPLIANCE INITIATIVE

          As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

          Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

          The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

          In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

          The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

          As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

          Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

          At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

     EUROPEAN ECONOMIC AND MONETARY UNION ("EMU") INITIATIVE

          As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

          The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

          As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not Applicable.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          There were no changes in or disagreements with independent auditors on accounting or financial disclosure.


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     10(a) & 10(b)  Identification of Directors and Executive Officers:
                    --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership. The General Partner promoted the Fund and its controlling person.

          The directors and executive officers of MLIP and their respective business backgrounds are as follows.

JOHN R. FRAWLEY, JR.     Chairman, Chief Executive Officer,
                         President and  Director

JEFFREY F. CHANDOR       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

JO ANN DI DARIO          Vice President, Chief Financial Officer and Treasurer,
                         through April 30, 1999

MICHAEL L. PUNGELLO      Vice President, Chief Financial Officer and Treasurer,
                         effective May 1, 1999

JOSEPH H. MOGLIA         Director

ALLEN N. JONES           Director

STEPHEN G. BODURTHA      Director

STEVEN B. OLGIN          Vice President, Secretary and
                         Director of Administration

     John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

     Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

     Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

     Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

     Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

     Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

     Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

     As of December 31, 1998, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $128,020.

     MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM)VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

ITEM 11: EXECUTIVE COMPENSATION
         ----------------------

          The directors and executive officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1998, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)  Security Ownership of Management:
          --------------------------------

          As of December 31, 1998, the General Partner owned 681 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

     (c)  Changes in Control:
          ------------------

          None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a)  Transactions Between Merrill Lynch and the Fund
          -----------------------------------------------

     All of the service providers to the Fund, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

     The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

     Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

     No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

     MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

     (b)  Certain Business Relationships:
          ------------------------------

          MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

          In 1998 the Partnership expensed: (i) Brokerage Commissions of $198,734 to the Commodity Broker, which included $28,877 in consulting fees earned by the Trading Advisors; and (ii) Administrative Fees of $5,678 to MLIP. Through its investments in Trading LLCs and MM LLC, the following fees were expensed: (i) Brokerage Commissions of $847,510 to the Commodity Broker, which included $116,248 in consulting fees earned by the Trading Advisors; and (ii) Administrative Fees of $24,215 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

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

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------


     (a)1.  Financial Statements (found in Exhibit 13.01):                 Page
            ---------------------------------------------                  ----

            Independent Auditors' Report                                   1

            Statements of Financial Condition as of December 31,
              1998 and 1997                                                2

            For the years ended December 31, 1998, 1997 and 1996:
                  Statements of Income                                     3
                  Statements of Changes in Partners' Capital               4

            Notes to Financial Statements                                  5-15

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

     (a)3.  Exhibits:
            --------

            The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation              Description
-----------              -----------

3.01(a) Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(a):         Is incorporated herein by reference from Exhibit
---------------          3.01(a) contained in Amendment No. 1 (as Exhibit A) to
                         the Registration Statement (File No. 33-12645) filed on
                         February 2, 1988, on Form S-1 under the Securities Act
3.01(b)                  of 1933 (the "Registrant's Registration Statement").
                         Partnership Agreement, dated March 1, 1990.

Exhibit 3.01(b):         Is incorporated by reference from Exhibit 3.01(b)
---------------          contained in the Partnership's report on Form 10 K for
                         the fiscal year ended December 31, 1989.


3.01(c) Amendment No. 3 to the Amended and Restated Limited Partnership Agreement, dated June 10, 1992.

Exhibit 3.01(c):         Is incorporated by reference from Exhibit 3.01(c)
---------------          contained in the Partnership's report on Form 10 K for
                         the fiscal year ended December 31, 1992.


3.01(d) Amendment No. 4 to the Amended and Restated Limited Partnership Agreement, dated June 18, 1992.

Exhibit 3.01(d):         Is incorporated by reference from Exhibit 3.01(d)
---------------          contained in the Partnership's report on Form 10 K for
                         the fiscal year ended December 31, 1992.


3.01(e) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.01(e):         Is incorporated herein by reference from Exhibit
---------------          3.01(e) contained in the Registrant's report on Form
                         10-Q for the Quarter Ended June 30, 1995.


10.02(a) Form of Consulting Agreement between each trading advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02(a):        Is incorporated herein by reference from Exhibit
----------------         10.02(a) contained in the Registrant's Registration
                         Statement.

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:           Is incorporated herein by reference from Exhibit 10.03
-------------            contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:           Is incorporated herein by reference from Exhibit 10.06
-------------            contained in the Registrant's report on Form 10-K for
                         the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07(a):        Is incorporated herein by reference from Exhibit
----------------         10.07(a) contained in the Registrant's report on Form
                         10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b):        Is incorporated herein by reference from Exhibit
----------------         10.07(b) contained in the Registrant's report on Form
                         10-K for the year ended December 31, 1996.

10.14(j) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.14(j):        Is incorporated herein by reference from Exhibit
----------------         10.14(j) contained in the Registrant's report on Form
                         10-Q for the Quarter Ended June 30, 1995.


13.01                    1998 Annual Report and Independent Auditors' Report.

Exhibit 13.01:           Is filed herewith.
-------------

13.01(a) 1998 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners Inc. :
                         ML Sjo Prospect L.L.C.
                         ML Chesapeake Diversified L.L.C.
                         ML Multi-Manager Portfolio LLC

Exhibit 13.01(a):        Is incorporated herein by reference from Form 10-K
----------------         (fiscal year ended December 31, 1998) Commission File
                         number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P.
                         (Registration Statement File No. 33-34432 filed on May
                         25, 1990 under the Securities Act of 1933).

28.01(i)                 Prospectus of the Partnership, dated February 2, 1988.

Exhibit 28.01(i):        Is incorporated herein by reference as filed with the
----------------         Securities and Exchange Commission pursuant to Rule 424
                         under the Securities Act of 1933, on February 5, 1988.


28.01(ii)                Prospectus of the Partnership dated July 5, 1988.

Exhibit 28.01(iii):      Is incorporated herein by reference as filed with the
                         Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, on July 8, 1988.

     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1998.

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

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                     Title                                                            Date
---------                     -----                                                            ----
/s/ John R. Frawley, Jr.      Chairman, Chief Executive Officer, President and Director        March 25, 1999
------------------------
John R. Frawley, Jr.          (Principal Executive Officer)

/s/ Jo Ann Di Dario           Vice President, Chief Financial Officer, and Treasurer           March 25, 1999
-------------------
Jo Ann Di Dario               (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor        Senior Vice President, Director of Sales,                        March 25, 1999
----------------------
Jeffrey F. Chandor            Marketing and Research, and Director

/s/ Allen N. Jones            Director                                                         March 25, 1999
------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT         General Partner of Registrant    March 25, 1999
 PARTNERS INC.

By: John R. Frawley, Jr.
    --------------------
    John R. Frawley, Jr.

                        ML FUTURES INVESTMENTS II L.P.

                                1998 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                    Exhibit


Exhibit 13.01       1998 Annual Report and Independent Auditors' Report