Form 10-Q
period 1999-06-30
ML FUTURES INVESTMENTS II LP
filed 1999-08-12
CIK 811533

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               ---------------

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

           Delaware                                  13-3481305
-----------------------------------       ---------------------------------
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

                                 609-282-6996
        --------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                             June 30,          December 31,
                                                               1999                1998
                                                        -----------------   -----------------

ASSETS
------
Investment                                                 $ 10,414,574        $ 11,209,662
Receivable from investment                                      112,579              79,507
                                                       -----------------   -----------------

                TOTAL                                      $ 10,527,153        $ 11,289,169
                                                       =================   =================

LIABILITY AND PARTNERS' CAPITAL
----------------------------------
    Liability-Redemptions payable                             $ 112,579            $ 79,507

PARTNERS' CAPITAL:
  General Partners (681 and 681 Units)                          128,205             128,020
  Limited Partners (54,638 and 58,947 Units)                 10,286,369          11,081,642
                                                       -----------------   -----------------

            Total partners' capital                          10,414,574          11,209,662
                                                       -----------------   -----------------

                TOTAL                                      $ 10,527,153        $ 11,289,169
                                                       =================   =================

NET ASSET VALUE PER UNIT

         (Based on 55,319 and 59,628 Units outstanding)        $ 188.26            $ 187.99
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

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            For the three      For the three      For the six        For the six
                                             months ended       months ended      months ended       months ended
                                               June 30,           June 30,          June 30,           June 30,
                                                 1999               1998              1999               1998
                                           -----------------  -----------------   -------------   ---------------
REVENUES:
    Trading (loss) profits:
        Realized                                  $       -         $ (151,031)        $     -        $ (459,001)
        Change in unrealized                              -            (86,758)              -           (60,431)
                                           -----------------  -----------------   -------------   ---------------

            Total trading results                         -           (237,789)              -          (519,432)
                                           -----------------  -----------------   -------------   ---------------

    Interest income                                       -             45,392               -           118,360
    Income (loss) from investments                   72,824             24,591          13,127           357,583
                                           -----------------  -----------------   -------------   ---------------

            Total revenues                           72,824           (167,806)         13,127           (43,489)
                                           -----------------  -----------------   -------------   ---------------

EXPENSES:
    Brokerage commissions                                 -             74,610               -           198,734
    Administrative fees                                   -              2,132               -             5,678
                                           -----------------  -----------------   -------------   ---------------

            Total expenses                                -             76,742               -           204,412
                                           -----------------  -----------------   -------------   ---------------

NET INCOME (LOSS)                                  $ 72,824         $ (244,548)       $ 13,127        $ (247,901)
                                           =================  =================   =============   ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                  57,064             67,764          58,043            69,462
                                           =================  =================   =============   ===============

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                      $ 1.28            $ (3.61)         $ 0.23           $ (3.57)
                                           =================  =================   =============   ===============


See notes to financial statements.


                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                 Units          Limited Partners   General Partner          Total
                            ----------------   -------------------------------------   ----------------

PARTNERS' CAPITAL,
  December 31, 1997                  71,818        $ 12,531,566           $ 218,182       $ 12,749,748

Net loss                             -                 (243,445)             (4,456)          (247,901)

Redemptions                          (6,614)         (1,062,417)            (95,247)        (1,157,664)
                            ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1998                      65,204        $ 11,225,704           $ 118,479       $ 11,344,183
                            ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1998                  59,628        $ 11,081,642           $ 128,020       $ 11,209,662

Net income                                -              12,942                 185             13,127

Redemptions                          (4,309)           (808,215)                  -           (808,215)
                            ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1999                      55,319        $ 10,286,369           $ 128,205       $ 10,414,574
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

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

As of June 30, 1999 and December 31, 1998, the Partnership had an investment in the MM LLC of $10,414,574 and $11,209,662, respectively.

Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the six months             Total              Brokerage        Administrative       Profit        Income (loss) from
ended June 30, 1999           Revenue            Commissions            Fees            Shares            Investment
                           ---------------    ---------------    -----------------   -------------    ----------------------
MM LLC                          $ 545,188           $ 481,083            $ 13,745        $ 37,233                  $ 13,127
                           ===============    ================   =================   =============    ======================

For the six months             Total             Brokerage        Administrative        Profit        Income (loss) from
ended June 30, 1998           Revenue           Commissions            Fees             Shares             Investment
                           ---------------    ----------------   -----------------   -------------    ----------------------

Chesapeake LLC                  $ 414,399           $ 127,990             $ 3,659        $ 56,452                 $ 226,298
MM LLC                            122,369              84,285               2,408          25,066                    10,610
SJO LLC                           264,922             125,718               3,592          14,937                   120,675
                           ---------------    ----------------   -----------------   -------------    ----------------------

Total                           $ 801,690           $ 337,993             $ 9,659        $ 96,455                 $ 357,583
                           ===============    ================   =================   =============    ======================

For the three months           Total              Brokerage        Administrative       Profit        Income (loss) from
ended June 30, 1999           Revenue            Commissions            Fees            Shares           Investment
                           ---------------    ----------------------------------------------------    ----------------------

MM LLC                          $ 335,571           $ 237,599             $ 6,789        $ 18,359                  $ 72,824
                           ===============    ================   =================   =============    ======================
For the three months           Total             Brokerage        Administrative        Profit        Income (loss) from
ended June 30, 1998           Revenue           Commissions            Fees             Shares             Investment
                           ---------------    ----------------   -----------------   -------------    ----------------------

Chesapeake LLC                   $ 21,810            $ 50,867             $ 1,453        $ (6,231)                $ (24,279)
MM LLC                            122,369              84,285               2,408          25,066                    10,610
SJO LLC                            92,630              48,530               1,387           4,453                    38,260
                           ---------------    ----------------   -----------------   -------------    ----------------------

Total                           $ 236,809           $ 183,682             $ 5,248        $ 23,288                  $ 24,591
                           ===============    ================   =================   =============    ======================


During the second quarter of 1998, the Partnership withdrew its investment in Chesapeake LLC and SJO LLC.

Condensed statements of financial condition and statements of operations for MM LLC, Chesapeake LLC and SJO LLC are set forth as follows:


                                MM LLC                         MM LLC

                            June 30, 1999                 December 31, 1998

Assets                             $ 111,887,450                  $ 125,332,558
                       ==========================    ===========================

Liabilities                          $ 2,489,338                    $ 4,949,082
Members' Capital                     109,398,112                    120,383,476
                       --------------------------    ---------------------------

Total                              $ 111,887,450                  $ 125,332,558
                       ==========================    ===========================


                                                                             MM LLC
                            For the three months          For the three months     For the six months      For the six months
                            ended June 30, 1999           ended June 30, 1998     ended June 30, 1999     ended June 30, 1998
                       --------------------------    --------------------------  -----------------------  -----------------------


Revenues                             $ 3,525,206                    $ 1,307,775             $ 5,756,093              $ 1,307,775

Expenses                               2,686,982                      1,187,403               5,492,766                1,187,403
                       --------------------------    --------------------------  -----------------------  -----------------------

Net Income                             $ 838,224                      $ 120,372               $ 263,327                $ 120,372
                       ==========================    ==========================  ======================   =======================


                                                 Chesapeake LLC
                            For the three months              For the six months
                            ended June 30, 1998               ended June 30, 1998
                       --------------------------    ----------------------------


Revenues                                $ 95,555                    $ 1,985,575

Expenses                                 299,321                        903,412
                       --------------------------    ---------------------------

Net (Loss) Income                     $ (203,766)                   $ 1,082,163
                       ==========================    ===========================



                                                  SJO LLC
                            For the three months              For the six months
                            ended June 30, 1998               ended June 30, 1998
                       --------------------------    ----------------------------


Revenues                               $ 500,566                    $ 1,472,849

Expenses                                 299,321                        802,877
                       --------------------------    ---------------------------

Net Income                             $ 201,245                      $ 669,972
                       ==========================    ===========================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119
("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective Statements of Financial Condition of the Trading LLCs and MM LLC.


The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

                      MONTH-END NET ASSET VALUE PER UNIT

         Jan.       Feb.       Mar.       Apr.       May        Jun.
-----------------------------------------------------------------------
1998     $176.25    $176.78    $177.50    $170.80    $173.81    $173.98
-----------------------------------------------------------------------
1999     $185.62    $187.85    $187.00    $189.05    $187.56    $188.26
-----------------------------------------------------------------------


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year system 2000 efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was completed as of that date. In March and April 1999, Merrill Lynch sucessfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding sucessful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

         There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            ML FUTURES INVESTMENTS II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 10, 1999         By /s/ JOHN R . FRAWLEY, JR.
                               -------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date: August 10, 1999         By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer