Form 10-Q
period 2000-06-30
ML FUTURES INVESTMENTS II LP
filed 2000-08-14
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

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

                                  609-282-6996
              ----------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ML FUTURES INVESTMENTS II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                            (unaudited)
                                                                            -----------         -----------
ASSETS
------
Investments                                                                 $ 8,748,540         $ 9,849,935
Receivable from outside investment                                              166,951             126,529
                                                                            -----------         -----------
                TOTAL                                                       $ 8,915,491         $ 9,976,464
                                                                            ===========         ===========
LIABILITY AND PARTNERS' CAPITAL
-------------------------------

Liability-Redemptions payable                                               $   166,951           $ 126,529

PARTNERS' CAPITAL:
   General Partner (625 and 680 Units)                                          114,036             126,337
   Limited Partners (47,322 and 52,335 Units)                                 8,634,504           9,723,598
                                                                            -----------         -----------
            Total partners' capital                                           8,748,540           9,849,935
                                                                            -----------         -----------
                TOTAL                                                       $ 8,915,491         $ 9,976,464
                                                                            ===========         ===========
NET ASSET VALUE PER UNIT

    (Based on 47,947 and 53,015 Units outstanding)                          $    182.46         $    185.80
                                                                            ===========         ===========

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 For the three     For the three      For the six        For the six
                                                  months ended      months ended      months ended       months ended
                                                    June 30,          June 30,          June 30,           June 30,
                                                      2000              1999              2000               1999
                                                ---------------   ---------------   ---------------    ---------------
     Income (Loss) from investments             $        35,685   $        72,824   $      (170,180)   $        13,127
                                                ---------------   ---------------   ---------------    ---------------

NET INCOME (LOSS)                               $        35,685   $        72,824   $      (170,180)   $        13,127
                                                ===============   ===============   ===============    ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                      49,759            57,064            51,017             58,043
                                                ===============   ===============   ===============    ===============

    Weighted average net income (loss)
       per General Partner
       and Limited Partner Unit                 $          0.72   $          1.28   $         (3.34)   $          0.23
                                                ===============   ===============   ===============    ===============


See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                  (unaudited)

                                  Units        General Partner    Limited Partners        Total
                            ---------------    ---------------    ----------------   ---------------
PARTNERS' CAPITAL,
  December 31, 1998                  59,628    $       128,020    $    11,081,642    $    11,209,662

Net income                               --                185             12,942             13,127

Redemptions                          (4,309)              --             (808,215)          (808,215)
                            ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 1999                      55,319    $       128,205    $    10,286,369    $    10,414,574
                            ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 1999                  53,015    $       126,337    $     9,723,598    $     9,849,935

Additions                                50              9,123                  0              9,123

Net Loss                               --               (1,997)          (168,183)          (170,180)

Redemptions                          (5,118)           (19,427)          (920,911)          (940,338)
                            ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2000                      47,947    $       114,036    $     8,634,504    $     8,748,540
                            ===============    ===============    ===============    ===============


See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership") as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

As of June 30, 2000 and December 31, 1999, the Partnership had an investment in the ML Multi Manager Portfolio, LLC ("MM LLC") of $8,748,540 and $9,849,935, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:


For the three months                Total        Brokerage    Administrative     Profit       Gain from
ended June 30, 2000                Revenue      Commissions        Fees          Shares      Investments
                                 ------------   ------------  --------------  ------------   ------------
Investment in MM LLC             $    238,577   $    187,324   $      5,352   $     10,216   $     35,685
                                 ============   ============   ============   ============   ============


For the three months                Total        Brokerage    Administrative     Profit       Gain from
ended June 30, 1999                Revenue      Commissions        Fees          Shares      Investments
                                 ------------   ------------  --------------  ------------   ------------
Investment in MM LLC             $    335,571   $    237,599   $      6,789   $     18,359   $     72,824
                                 ============   ============   ============   ============   ============

For the six months                  Total        Brokerage    Administrative     Profit       Loss from
ended June 30, 2000                Revenue      Commissions        Fees          Shares      Investments
                                 ------------   ------------  --------------  ------------   ------------
Investment in MM LLC             $    252,276   $    399,986   $     11,428   $     11,042   $   (170,180)
                                 ============   ============   ============   ============   ============


For the six months                  Total        Brokerage    Administrative     Profit       Gain from
ended June 30, 1999                Revenue      Commissions        Fees          Shares      Investments
                                 ------------   ------------  --------------  ------------   ------------
Investment in MM LLC             $    545,188   $    481,083   $     13,745   $     37,233   $     13,127
                                 ============   ============   ============   ============   ============

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                            MM LLC            MM LLC
                       ---------------   ---------------
                           June 30,        December 31,
                             2000             1999
                         (unaudited)
                       ---------------   ---------------
Assets                 $    86,299,721   $   100,901,677
                       ===============   ===============

Liabilities            $     2,106,512   $     2,906,392
Members' Capital            84,193,209        97,995,285
                       ---------------   ---------------

Total                  $    86,299,721   $   100,901,677
                       ===============   ===============


                  For the three months       For the three months       For the six months       For the six months
                  ended June 30, 2000        ended June 30, 1999        ended June 30, 2000      ended June 30, 1999
                      (unaudited)                 (unaudited)                (unaudited)              (unaudited)
                  --------------------       --------------------       -------------------      -------------------
Revenues          $          2,293,884       $          3,525,206       $         2,451,925      $         5,756,093

Expenses                     1,888,994                  2,686,982                 3,986,134                5,492,766
                  --------------------       --------------------       -------------------      -------------------

Net Income        $            404,890       $            838,224       $        (1,534,209)     $           263,327
                  ====================       ====================       ===================      ===================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. Accordingly, the Partnership invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133 had a significant effect on the financial statements of the Partnership. Consequently, no such positions subsequent to May 31, 1998 are reflected in these financial statements.

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, and MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, and include adjusting the percentage of the Partnership's, or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts and MM LLC accounts, as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although MLIP may adjust the percentage of the Partnership's total assets allocated to trading), MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

One important aspect of MLIP's risk controls is its adjustments to the leverage at which the Partnership trades. By controlling the percentage of the Partnership's assets allocated to trading, MLIP can directly affect the market exposure of the Partnership. Leverage control is the principal means by which MLIP hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit will equal no less than a specified minimum as of the Principal Assurance Date.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------
              Jan.        Feb.        Mar.         Apr.        May         Jun.
----------------------------------------------------------------------------------------
1999          $185.62     $187.85     $187.00      $189.05     $187.56     $188.26
----------------------------------------------------------------------------------------
2000          $186.43     $185.02     $181.80      $182.04     $184.73     $182.46
----------------------------------------------------------------------------------------

Performance Summary

January 1, 1999 to June 30, 1999
--------------------------------
January 1, 1999 to March 31, 1999

The Partnership profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

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

Interest rate trading proved profitable for the Partnership as well, as losses in Japanese 10-year government bonds were offset by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

The Partnership also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

April 1, 1999 to June 30, 1999

The Partnership profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Partnership. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

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

Currency trading resulted in losses for the Partnership. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

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

January 1, 2000 To June 30, 2000
--------------------------------
January 1, 2000 To March 31, 2000

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

April 1, 2000 To June 30, 2000

Long natural gas positions proved to be profitable throughout the quarter; however, crude oil faced whipsaw market conditions. Prices on crude oil declined early in the quarter in the wake of OPEC's March decision to increase production; however, prices later rose as the International Energy Agency reported the need for additional OPEC oil to prevent a shortage in inventory. In June, long positions of light crude oil resulted in profits despite OPEC's agreement to raise the production ceiling effective July 1. Prices sustained their levels because the market was looking for a larger production hike.

Agriculture trading was profitable in the quarter as sugar and live hog positions outweighed losses from soybean trading. An exporter made the first sale of U.S. pork to China under a 1999 bilateral agricultural agreement, providing a new avenue of opportunity for U.S. pork producers. The mid-month USDA grain crop report projected a 12% rise in soybean inventories from last season. This resulted in fears of an abundance of supply and therefore, lower prices for the commodity. Forecasts of reduced Brazilian exports and crop damage in China and Pakistan combined with greater than expected demand from Russia, resulted in gains for the Partnership's long sugar positions.

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

Stock index trading was unprofitable due to losses sustained in Nikkei 225 and S&P 500 positions early in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. However, the Nikkei 225 trading showed gains at the end of the quarter as well as did the All Ordinaries Index as the Australian Index finished higher in June.

In metals trading, short aluminum positions were profitable early in the quarter as a refinery indicated that it will return to operation this year, adding supply to the market. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

Interest rate trading results were unprofitable for the quarter. Early on losses were incurred from U.S. Treasury bond and Euro 10-year bond trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. The Euro traded higher during May on reports that the European Central Bank may buy the currency to boost its value, but finally trading was again unprofitable as losses were incurred in Euro dollar and Japanese government bond positions. Short positions resulted in losses as the Euro dollar improved after the European Central Bank's 50 basis point repo rate hike.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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




                                ML FUTURES INVESTMENTS II L.P.






                                By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date: August 15, 2000           By /s/ JOHN R . FRAWLEY, JR.
                                  ----------------------------------------------
                                   John R. Frawley, Jr.
                                   Chairman, Chief Executive Officer,
                                   President and Director






Date:  August 15, 2000          By /s/ MICHAEL L. PUNGELLO
                                  ----------------------------------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer