Form 10-Q
period 2001-03-31
ML FUTURES INVESTMENTS II LP
filed 2001-05-11
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                               ----------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ML FUTURES INVESTMENTS II L.P.
                        (a Delaware limited partnership)
                         ------------------------------
                        STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,     December 31,
                                                                 2001            2000
                                                              (unaudited)
                                                            --------------  --------------
ASSETS
Investment in MM LLC                                          $ 9,011,233     $ 8,770,130
Receivable from investment in MM LLC                              111,603          69,462
                                                            --------------  --------------
                TOTAL                                         $ 9,122,836     $ 8,839,592
                                                            ==============  ==============

LIABILITY AND PARTNERS' CAPITAL

  Redemptions payable                                         $   111,603     $    69,462
                                                            --------------  --------------
            Total liabilities                                     111,603          69,462
                                                            --------------  --------------

PARTNERS' CAPITAL:
  General Partner (476 and 476 Units)                              98,016          93,400
  Limited Partners (43,286 and 44,219 Units)                    8,913,217       8,676,730
                                                            --------------  --------------
            Total partners' capital                             9,011,233       8,770,130
                                                            --------------  --------------
                TOTAL                                         $ 9,122,836     $ 8,839,592
                                                            ==============  ==============

NET ASSET VALUE PER UNIT

         (Based on 43,762 and 44,695 Units outstanding)       $    205.91     $    196.22
                                                            ==============  ==============

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the three      For the three
                                                       months ended       months ended
                                                        March 31,          March 31,
                                                           2001               2000
                                                       (unaudited)        (unaudited)
                                                    -----------------  -----------------
   Income (loss) from investments                       $    429,101       $   (205,865)
                                                    -----------------  -----------------
NET INCOME (LOSS)                                       $    429,101       $   (205,865)
                                                    =================  =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                 44,476             52,273
                                                    =================  =================
    Net income (loss) per weighted average
       General Partner and Limited Partner Unit         $       9.65       $      (3.94)
                                                    =================  =================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (unaudited)

                                    Units       General Partner  Limited Partners       Total
                                -------------   ---------------  ----------------   -------------
PARTNERS' CAPITAL,
  December 31, 1999                   53,015      $    126,337     $   9,723,598     $ 9,849,935

Net loss                                   -            (2,376)         (203,489)       (205,865)

Redemptions                           (2,639)          (19,427)         (466,059)       (485,486)
                                -------------   ---------------  ----------------   -------------

PARTNERS' CAPITAL,
  March 31, 2000                      50,376      $    104,534     $   9,054,050     $ 9,158,584
                                =============   ===============  ================   =============

PARTNERS' CAPITAL,
  December 31, 2000                   44,695      $     93,400     $   8,676,730     $ 8,770,130

Net income                                 -             4,616           424,485         429,101

Redemptions                             (933)                -          (187,998)       (187,998)
                                -------------   ---------------  ----------------   -------------

PARTNERS' CAPITAL,
  March 31, 2001                      43,762      $     98,016     $   8,913,217     $ 9,011,233
                                =============   ===============  ================   =============

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                        (a Delaware limited partnership)
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership") as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   INVESTMENTS

As of March 31, 2001 and December 31, 2000, the Partnership had an investment in the MM LLC of $9,011,233 and $8,770,130, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:

For the three months                  Total            Brokerage       Administrative      Profit           Income
ended March 31, 2001 (unaudited)     Revenue          Commissions           Fees           Shares      from Investment
                                 ---------------  ----------------  ----------------- ------------- -------------------
MM LLC                            $     770,156    $      179,254    $         5,121   $   156,680   $    429,101
                                 ===============  ================  ================= ============= ===================

For the three months                  Total            Brokerage       Administrative      Profit           Loss
ended March 31, 2000 (unaudited)     Revenue          Commissions           Fees           Shares      from Investment
                                 ---------------  ----------------  ----------------- ------------- -------------------
MM LLC                            $      13,699    $      212,662    $         6,076   $       826   $   (205,865)
                                 ===============  ================  ================= ============= ===================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MM LLC                    MM LLC
                    --------------------      --------------------
                          March 31,               December 31,
                            2001                      2000
                        (unaudited)
                    --------------------      --------------------
Assets                $     248,273,121         $    252,995,756
                    ====================      ====================
Liabilities           $       6,207,268         $      5,383,789
Members' Capital            242,065,853              247,611,967
                    --------------------      --------------------
Total                 $     248,273,121         $    252,995,756
                    ====================      ====================

                    For the three months      For the three months
                    ended March 31, 2001      ended March 31, 2000
                         (unaudited)               (unaudited)
                    --------------------      --------------------
Revenues              $      17,007,938         $        158,041

Expenses                      6,927,429                2,097,140
                    --------------------      --------------------
Net Income (Loss)     $      10,080,509         $     (1,939,099)
                    ====================      ====================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests all of its assets in ML Multi Manager Portfolio LLC ("MM LLC"). Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards No. 133 as amended by SFAS No. 137, and further amended by SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

MARKET RISK

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments with respect to Partnership assets invested in MM LLC as reflected in the Statements of Financial Condition of the MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

The General Partner, Merrill Lynch Investment Partners Inc. ("MLIP"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, through MM LLC, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through MM LLC (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -------------

                       MONTH-END NET ASSET VALUE PER UNIT

                    ----------------------------------------
                            Jan.       Feb.      Mar.
                    ----------------------------------------
                    2000    $186.43    $185.02   $181.80
                    ----------------------------------------
                    2001    $194.78    $196.65   $205.91
                    ----------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

January 1, 2001 to March 31, 2001

Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market. Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bund cross futures trading produced gains for the sector.

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting paired with a drop in demand forced prices lower.

Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro corrected back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

Stock index trading was moderately successful despite uncertainty in equity markets. Short S&P 500 and NASDAQ positions resulted in gains as global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easing.

Energy trading was the only unprofitable sector during the quarter. Natural gas prices pulled back in January after rallying during the last few months, resulting in losses. Crude oil prices were driven lower by both a seasonal downturn in global oil usage and heavier than normal refinery maintenance work, reducing the demand. Short natural gas positions were unprofitable in March on concerns over supply availability.

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

Agriculture trading resulted in losses for the quarter. In January and February, gains in sugar positions were outweighed by losses in corn positions. In March, corn positions were profitable as prices rose, but were outweighed by unprofitable soyoil and sugar positions. Corn prices fluctuated as changes in weather forecasts occurred throughout the quarter.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIP is a party.

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

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 2001.

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



                                      ML FUTURES INVESTMENTS II L.P.




                                      By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)




Date: May 15, 2001                    By /s/ RONALD S. ROSENBERG
                                         -----------------------
                                         Ronald S. Rosenberg
                                         Chairman and Director




Date:  May 15, 2001                   By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Vice President, Chief Financial Officer
                                         and Treasurer