Form 10-Q
period 2002-06-30
ML FUTURES INVESTMENTS II LP
filed 2002-08-14
CIK 811533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                            June 30,               December 31,
                                                                              2002                     2001
                                                                           (unaudited)
                                                                        ------------------       -----------------
ASSETS
------
Investment in MM LLC                                                    $       7,267,947        $      7,837,306
Receivable from investment in MM LLC                                               43,767                  58,404
                                                                        ------------------       -----------------

                TOTAL                                                   $       7,311,714        $      7,895,710
                                                                        ==================       =================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
   Redemptions payable                                                  $          43,767        $         58,404
                                                                        ------------------       -----------------

            Total liabilities                                                      43,767                  58,404
                                                                        ------------------       -----------------

PARTNERS' CAPITAL:
   General Partner (428 and 428 Units)                                             83,625                  84,736
   Limited Partners (36,770 and 39,158 Units)                                   7,184,322               7,752,570
                                                                        ------------------       -----------------

            Total partners' capital                                             7,267,947               7,837,306
                                                                        ------------------       -----------------

                TOTAL                                                   $       7,311,714        $      7,895,710
                                                                        ==================       =================

NET ASSET VALUE PER UNIT

    (Based on 37,198 and 39,586 Units outstanding)                      $          195.39        $         197.98
                                                                        ==================       =================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                  For the three       For the three         For the six         For the six
                                                   months ended        months ended         months ended        months ended
                                                     June 30,            June 30,             June 30,            June 30,
                                                       2002                2001                 2002                2001
                                                 -----------------   -----------------    -----------------   -----------------
REVENUES:
    Income (loss) from investment in MM LLC               204,458            (346,677)            (115,780)             82,424
                                                 -----------------   -----------------    -----------------   -----------------

NET INCOME (LOSS)                                $        204,458    $       (346,677)    $       (115,780)   $         82,424
                                                 =================   =================    =================   =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding              38,006              43,415               38,618              43,946
                                                 =================   =================    =================   =================

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit  $           5.38    $          (7.99)    $          (3.00)   $           1.88
                                                 =================   =================    =================   =================

See notes to financial statements.

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
            For the six months ended June 30, 2002 and June 30, 2001
            --------------------------------------------------------
                                   (unaudited)

                                   Units                General Partner            Limited Partners                   Total
                              ----------------          -----------------          -----------------             ----------------
PARTNERS' CAPITAL,
  December 31, 2000                    44,695           $         93,400           $      8,676,730              $     8,770,130

Net income                                  -                        838                     81,586                       82,424

Redemptions                            (1,749)                         -                   (350,120)                    (350,120)
                              ----------------          -----------------          -----------------             ----------------

PARTNERS' CAPITAL,
  June 30, 2001                        42,946           $         94,238           $      8,408,196              $     8,502,434
                              ================          =================          =================             ================

PARTNERS' CAPITAL,
  December 31, 2001                    39,586           $         84,736           $      7,752,570              $     7,837,306

Net loss                                    -                     (1,111)                  (114,669)                    (115,780)

Redemptions                            (2,388)                         -                   (453,579)                    (453,579)
                              ----------------          -----------------          -----------------             ----------------

PARTNERS' CAPITAL,
  June 30, 2002                        37,198           $         83,625           $      7,184,322              $     7,267,947
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

                         ML FUTURES INVESTMENTS II L.P.
                         ------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Futures Investments II L.P. (the "Partnership") as of June 30, 2002, and the results of its operations for the three months and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

  Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

  2.   INVESTMENTS

As of June 30, 2002 and December 31, 2001, the Partnership had an investment in the ML Multi-Manager LLC ("MM LLC") of $7,267,947 and $7,837,306, respectively. As of June 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 3.96% and 3.89%, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:

                                   For the three       For the three       For the six         For the six
                                   months ended        months ended        months ended        months ended
                                   June 30, 2002       June 30, 2001       June 30, 2002       June 30, 2001
                                    (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                   -------------       -------------       -------------       -------------
Realized profit                    $    236,018        $    87,608         $     40,319        $    920,067
Change in unrealized profit (loss)      160,505           (351,362)             169,737            (519,215)
Interest income                          39,338             78,198               79,679             183,748

Brokerage commissions                   160,221            191,011              324,506             370,265
Administrative fees                       4,577              5,458                9,271              10,579
Profit shares                            66,605            (35,348)              71,738             121,332
                                   -------------       ------------        -------------       -------------

Income (loss) from investment      $    204,458        $  (346,677)        $   (115,780)       $     82,424
                                   =============       ============        =============       =============

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                            June 30,                 December 31,
                              2002                       2001
                           (unaudited)
                        ------------------         -----------------
Assets                  $     186,615,805          $    207,788,190
                        ==================         =================

Liabilities             $       2,880,377          $      6,324,407
Members' Capital              183,735,428               201,463,783
                        ------------------         -----------------

Total                   $     186,615,805          $    207,788,190
                        ==================         =================

                        For the three months   For the three months   For the six months    For the six months
                        ended June 30, 2002    ended June 30, 2001    ended June 30, 2002   ended June 30, 2001
                            (unaudited)            (unaudited)            (unaudited)           (unaudited)
                        --------------------   --------------------   -------------------   -------------------
Revenues                $         5,972,065    $        (3,382,848)   $        4,058,377    $       13,625,090

Expenses                          2,807,537              3,064,693             4,959,006             9,992,122
                        --------------------   --------------------   -------------------   -------------------

Net Income (Loss)       $         3,164,528    $        (6,447,541)   $         (900,629)   $        3,632,968
                        ====================   ====================   ===================   ===================

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

MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, and include calculating the Net Asset Value of the Advisors' respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the

Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------
              Jan.        Feb.        Mar.         Apr.        May.        Jun.
----------------------------------------------------------------------------------------
2001          $194.78     $196.65     $205.91      $199.91     $197.84     $197.98
----------------------------------------------------------------------------------------
2002          $192.18     $187.06     $189.88      $187.09     $189.14     $195.39
----------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2002 to JUNE 30, 2002
--------------------------------

January 1, 2002 to March 31, 2002

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

Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Advisors to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002.

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

Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved soybeans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

April 1, 2002 to June 30, 2002

Profits resulting from trading in the currency sector provided the Partnership with the majority of its gains in the second quarter. The decline in the U.S. dollar continued through June unabated fueled by the decline in the U.S. equity markets.

The interest rate sector was profitable for the Partnership despite its slow start. Yields on major debt-instruments continued to decline. U.S. fixed income markets have rallied sharply due to the flight-to-safety effect as well as the conviction that the U.S. Federal Reserve will raise rates later rather than sooner.

The agricultural commodities sector posted small gains for the quarter. Strong gains were posted in livestock and grains in April as prices trended downward. Soybean by-products positions also contributed to the profits in this sector. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans should aid in sustaining a price rally in the summer months.

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold and silver reversed and losses were sustained on long position eliminating profits earned earlier in the quarter.

Energy futures experienced whipsaw markets and trading brought in losses for the Partnership. The market was volatile during the quarter due to continued turmoil in the Middle East.

Losses were experienced in the stock indices sector. The quarter began with the stall of the appreciation in the U.S. and European equity markets in April due to weak recovery expectations. The continued erosion of confidence in the quarter about corporate earnings and the timing of recovery caused both the U.S. and European markets to fall back.

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

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15-year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

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

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached its four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from German DAX trading. Trading in S&P contracts was successful despite continued volatility.

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

Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. ten-year notes were unprofitable.

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

           There were no reports on Form 8-K filed during the first six months of fiscal 2002.

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

                                ML FUTURES INVESTMENTS II L.P.


                                By:  MLIM ALTERNATIVE STRATEGIES LLC
                                       (General Partner)


Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of ML Futures Investments II L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ML Futures Investments II L.P.

Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)